Form 10-Q
period 1995-09-30
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1995-11-13
CIK 763660

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended  September 30, 1995
                                -------------------
                  or

[ ]   Transition Report Pursuant to Section 13 or 15(d) for the Securities
Exchange Act of 1934

For the transition period from                      to
                               --------------------    --------------------.

Commission File Number 0-13199
                       -------

                      RYLAND ACCEPTANCE CORPORATION FOUR
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                 52-1402921
------------------------------                  ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

11000 Broken Land Parkway, Columbia, Maryland   21044-3562
------------------------------------------------------------
  (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code           (410) 715-7800
                                                             ---------------

                                     None
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X   No
                                                        ----   ----

As of November 14, 1995, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

              RYLAND ACCEPTANCE CORPORATION FOUR & SUBSIDIARIES
                                 FORM 10-Q
                                   INDEX



                                                                   Page Number
------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets at September 30,
                1995 and December 31, 1994 (unaudited)                   3

                Consolidated Statements of Earnings for the
                   three and nine months ended September 30,
                   1995 and 1994 (unaudited)                             4

                Consolidated Statements of Retained Earnings
                  for the three and nine months ended
                  September 30, 1995 and 1994 (unaudited)                5

                Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1995
                  and 1994 (unaudited)                                   6

                Notes to Unaudited Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8-10

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                       11

        Item 5.  Other Information                                       11

        Item 6.  Exhibits and Reports on Form 8-K                        12-31

SIGNATURES                                                               32

INDEX OF EXHIBITS                                                        33

Part I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)

                                             September 30,        December 31,
                                                 1995                 1994
                                               -------------------------------
ASSETS

Collateral for bonds payable:
  Mortgage-backed securities,
    less discounts of $2,116 and $2,301        $ 162,430           $ 179,769
  Mortgage loans receivable,
    less discounts of $2,074 and $2,347           73,770              83,908
  Notes receivable, less discounts
    of $5,213 and $5,707                         211,897             237,697
  Funds held by trustee                           22,003              25,164
                                               ---------           ---------
                                                 470,100             526,538
Cash                                                  24                  36
Other assets                                       4,508               5,085
                                               ---------           ---------
                                               $ 474,632           $ 531,659
                                               =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
  of $7,092 and $7,862                         $ 459,184           $ 513,883
Due to affiliate                                   3,452               3,911
Other liabilities                                 11,979              13,855
                                               ---------           ---------
                                                 474,615             531,649
                                               =========           =========

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
  10,000 shares authorized,
  issued and outstanding                              10                 10
Paid-in capital                                        -                  -
Retained earnings                                      7                  -
                                               ---------          ---------
                                                      17                 10
                                               ---------          ---------
                                               $ 474,632          $ 531,659
                                               =========          =========

See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(dollars in thousands)

	                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                              1995        1994             1995        1994
                             -----------------------------------------------
REVENUES

Interest                    $ 10,976   $ 	13,137          $ 34,031   $ 45,701
Other                             (9)        78               (57)       144
                            --------   --------          --------   --------
                              10,967     13,215            33,974     45,845
                            --------   --------          --------   --------

EXPENSES

Interest                      10,930     13,122            33,878     45,313
Other                             34         72                85        452
                            --------   --------          --------   --------
                              10,964     13,194            33,963     45,765
                            --------   --------          --------   --------

EARNINGS BEFORE TAXES              3         21                11         80

Income taxes                       1          8                 4         32
                            --------   --------          --------   --------

NET EARNINGS                     $ 2       $ 13               $ 7       $ 48
                            ========   ========          ========   ========

See notes to consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)

(dollars in thousands)

	                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                              1995        1994             1995        1994
                             -----------------------------------------------
Retained earnings,
beginning of period            $ 5        $ 35              $ -         $ -

Net earnings                     2          13                7          48
                              ----        ----             ----        ----

Retained earnings,
end of period                  $ 7        $ 48              $ 7        $ 48
                              ====        ====             ====        ====

See notes to consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

                                            Nine Months Ended September 30,
                                               1995                  1994
                                             -----------------------------
Cash flows from operating activities:
  Net earnings                                   $ 7                  $ 48
  Adjustments to reconcile net earnings
    to net cash used for operating activities:
  Amortization:
    Deferred financing costs                      70                   351
    Discounts on bonds payable                   770                 3,190
    Discounts on collateral for bonds payable   (808)               (3,424)
  Net decrease in other assets, other
    liabilities and amounts due to affiliate  (1,973)               (8,349)
                                             -------               -------
Net cash used for operating activities        (1,934)               (8,184)
                                             -------               -------

Cash flows from investing activities
  Principal reduction on mortgage-backed
    securities-held to maturity               43,818               179,627
Principal reduction on other collateral
    for bonds payable                         10,411                36,180
Decrease in funds held by trustee              3,162                63,842
                                             -------               -------
Net cash provided by investing activities     57,391               279,649
                                             -------               -------

Cash flows from financing activities:
Reductions of bonds payable                  (64,050)             (281,460)
Principal accretion on bonds payable           8,581                10,004
                                             -------               -------
Net cash used for financing activities	       (55,469)             (271,456)
                                             -------               -------

Net (decrease)increase in cash                   (12)                    9
Cash at beginning of year                         36                    97
                                             -------               -------
CASH AT END OF PERIOD                           $ 24                 $ 106
                                             =======               =======

Supplemental disclosures:
Cash paid during the period for interest    $ 33,997              $ 47,866
                                             =======               =======

See notes to consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995


NOTE A--CONDENSED FINANCIAL STATEMENTS

Ryland Acceptance Corporation Four (the "Company") is a wholly owned subsidiary of LPS Holdings Corporation and an indirect, wholly owned subsidiary of The Ryland Group, Inc. (Ryland). The Company was organized to facilitate the long-term financing of mortgage loans originated by Ryland Mortgage Company, a wholly owned subsidiary of Ryland, and other entities through the issuance and sale of mortgage-backed bonds.

The consolidated financial statements for the periods ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.

The consolidated balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements as of that date.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, C.C. Holding Company and Brock Acceptance Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K.

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


GENERAL

The Company was formed on January 25, 1985 solely for the purpose of facilitating the long-term financing of mortgage loans through the issuance and sale of mortgage-backed bonds (the "bonds"). Since its inception, the Company has issued and recorded in the financial statements 43 series of bonds. The bond series shown in the financial statements represent obligations solely of the Company which are secured by mortgage collateral originated by Ryland Mortgage Company (RMC), a wholly owned subsidiary of The Ryland Group, Inc. (Ryland), and by other entities. The bonds are not guaranteed or insured by Ryland, RMC, LPS Holdings Corporation or any other affiliated entities.

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of September 30, 1995, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of September 30, 1995, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. During the nine months ended September 30, 1995 and 1994, the Company did not issue any bonds.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

The bonds were reduced during the period for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the nine months ended September 30, 1995, certain classes within five series totaling $50.5 million were redeemed. During the nine months ended September 30, 1994, certain classes within each of 13 series totaling $123.4 million were redeemed.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1995 and 1994, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $33,974 and $45,845, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                           1995                   1994
Average net investment in
mortgage collateral                   $  477,740              $  598,979

Average effective interest rate           9.35%                   9.99%

Expenses for the nine months ended September 30, 1995 and 1994 consisted primarily of interest on the Company's outstanding bonds and amortization of
deferred costs, and totalled $33,963 and $45,765, respectively.   The amount
of expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                           1995                   1994
Average debt outstanding              $  486,062             $   641,227

Average cost of borrowings                9.20%                   9.34%

The bonds will decline over time in direct proportion to the decline in the mortgage collateral.

Net cash flows that are generated based upon the differential between the interest rates of the bonds outstanding and the mortgage collateral are described as the net interest spreads. Excluding the impact of the amortization of deferred costs, the net interest spread of a bond generally is higher during the earlier years since bond classes with earlier stated maturities generally have lower interest rates than classes with later stated maturities. Because the weighted average interest rate of the bonds is lower during the earlier years and the interest rates on the underlying collateral are fixed, there is a greater net interest spread in the earlier years. The number of bonds issued by the Company in which a net interest spread is retained has decreased substantially since 1988.

Financial Condition and Liquidity

Mortgage collateral held by the Company is pledged as collateral for the mortgage-backed bonds, the terms of which provide for the retirement of all bonds from the proceeds of the mortgage collateral. Cash flows from payments on the mortgage collateral, together with proceeds of reinvestment income earned on the mortgage collateral, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of bonds. The Company anticipates that it will require no additional funds to meet the obligation on its outstanding bonds.

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At September 30, 1995 and 1994, cash deposits of $187 thousand and $1.7 million were maintained by RMC.

It is anticipated that regular payments under the terms of the mortgages, as well as early mortgage retirements, will reduce the number of mortgages and amount of bonds outstanding in future years. The Company does not anticipate the issuance of additional series of bonds.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS:

              None

Item 5.       OTHER INFORMATION:

              None

         (a)(2) Consolidated Financial Statement Schedules.

                All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K:
         (a)    Exhibits.

         3.1 Articles of Incorporation of Ryland Acceptance Corporation Four (incorporated herein by reference to Exhibit to Company's
Form 10, filed February 13, 1985).

         3.2 By-laws of Ryland Acceptance Corporation Four (incorporated herein by reference to Exhibit to Report on Form 8-K (File No.
0-13199) dated April 22, 1987, filed May 6, 1987).

         4.1 Indenture between Ryland Acceptance Corporation Four and Sovran Bank, N.A., as Trustee, dated February 1, 1985
(incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for the period ended March 31, 1985, filed May 10, 1985).

         4.2 Conformed copy of Series 1 Supplemental Indenture, dated as of April 1, 1985, to Indenture between the Registrant and Sovran
Bank, N.A., as Trustee, dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File
No. 0-13199) for the period ended March 31, 1985, filed May
10, 1985).

         4.3 Conformed copy of Series 2 Supplemental Indenture, dated as of June 1, 1985, to Indenture between the Registrant and Sovran
Bank, N.A., as Trustee, dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File
No. 0-13199) for the period ended June 30, 1985, filed August
12, 1985).

         4.4 Conformed copy of Series 3 Supplemental Indenture, dated as of August 1, 1985, to Indenture between the Registrant and Sovran
Bank, N.A., as Trustee, dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No.
33-443, filed September 24, 1985).

         4.5 Conformed copy of Series 4 Supplemental Indenture, dated as of October 1, 1985, to Indenture between the Registrant and
Sovran Bank, N.A., as Trustee, dated February 1, 1985
(incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for the period ended September 30,
1985, filed November 12, 1985).

        4.6 Conformed copy of Series 5 Supplemental Indenture, dated as of October 1, 1985, to Indenture between the Registrant and
Sovran Bank, N.A., as Trustee, dated February 1, 1985
(incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for the period ended September 30,
1985, filed November 12, 1985).

         4.7 Conformed copy of Series 6 Supplemental Indenture, dated as of December 1, 1985, to Indenture between the Registrant and
Sovran Bank, N.A., as Trustee, dated February 1, 1985
(incorporated herein by reference to  Exhibit to Registration
Statement No. 33-2757, filed January 16, 1986).

         4.8 Conformed copy of Series 7 Supplemental Indenture, dated as of December 1, 1985, to Indenture between the Registrant and
Sovran Bank, N.A., as Trustee, dated February 1, 1985
(incorporated herein by reference to Exhibit to Registration
Statement No. 33-2757, filed January 16, 1986).

         4.9 Amended and Restated Indenture for Series 8 Bonds and subsequent Series of Bonds, dated as of February 1, 1986
(incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for period ended December 31, 1985, filed March 31, 1986).

         4.10 Conformed copy of Series 8 Supplemental Indenture, dated as of February 1, 1986, to Indenture between the Registrant and
Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended December 31, 1985, filed March 31,
1986).

         4.11 Conformed copy of Series 9 Supplemental Indenture, dated as of February 1, 1986, to Indenture between the Registrant and
Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended December 31, 1985, filed March 31,
1986).

         4.12 Conformed copy of Series 10 Supplemental Indenture, dated as of February 1, 1986, between the Registrant and Sovran Bank,
N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

         4.13 Conformed copy of Series 11 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended March 31, 1986, filed May 15,
1986).

         4.14 Conformed copy of Series 12 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended March 31, 1986, filed May 15,
1986).

         4.15 Conformed copy of Series 13 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended March 31, 1986, filed May 15,
1986).

         4.16 Conformed copy of Series 14 Supplemental Indenture, dated as of May 1, 1986, to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1986, filed August 12, 1986).

         4.17 Conformed copy of Series 15 Supplemental Indenture, dated as of May 1, 1986, to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1986, filed August 12, 1986).

         4.18 Conformed copy of Series 16 Supplemental Indenture, dated as of June 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended June 30, 1986, filed August 12,
1986).

         4.19 Conformed copy of Series 17 Supplemental Indenture, dated as of June 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended June 30, 1986, filed August 12,
1986).

         4.20 Conformed copy of Series 18 Supplemental Indenture, dated as of July 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended June 30, 1986, filed August 12,
1986).

         4.21 Conformed copy of Series 19 Supplemental Indenture, dated as of August 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
9191, filed September 30, 1986).

         4.22 Conformed copy of Series 20 Supplemental Indenture, dated as of September 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
9191, filed September 30, 1986).

         4.23 Conformed copy of Series 21 Supplemental Indenture, dated as of September 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
9191, filed September 30, 1986).

         4.24 Conformed copy of Series 22 Supplemental Indenture, dated as of September 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
9191, filed September 30, 1986).

         4.25 Conformed copy of Series 23 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended September 30, 1986, filed November
14, 1986).

         4.26 Conformed copy of Series 24 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended September 30, 1986, filed November
14, 1986).

         4.27 Conformed copy of Series 25 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended September 30, 1986, filed November
14, 1986).

         4.28 Conformed copy of Series 26 Supplemental Indenture, dated as of November 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.29 Conformed copy of Series 27 Supplemental Indenture, dated as of November 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.30 Conformed copy of Series 28 Supplemental Indenture, dated as of December 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.31 Supplemental Indenture, dated as of December 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated
February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-11654, filed January 30,
1987).

         4.32 Conformed copy of Series 29 Supplemental Indenture, dated as of January 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.33 Conformed copy of Series 30 Supplemental Indenture, dated as of February 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.34 Conformed copy of Series 31 Supplemental Indenture, dated as of January 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.35 Conformed copy of Series 32 Supplemental Indenture, dated as of January 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
11654, filed January 30, 1987).

         4.36 Supplemental Indenture, dated as of January 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated
February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended
December 31, 1986, filed March 31, 1987).

         4.37 Conformed copy of Series 33 Supplemental Indenture, dated as of February 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended December 31, 1986, filed March 31,
1987).

         4.38 Conformed copy of Series 34 Supplemental Indenture, dated as of February 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended December 31, 1986, filed March 31,
1987).

         4.39 Conformed copy of Series 35 Supplemental Indenture, dated as of March 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-
13199) dated April 22, 1987, filed May 6, 1987).

         4.40 Conformed copy of Series 36 Supplemental Indenture, dated as of March 25, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-
13199) dated April 22, 1987, filed May 6, 1987).

         4.41 Conformed copy of Series 37 Supplemental Indenture, dated as of March 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-
13199) dated April 22, 1987, filed May 6, 1987).

         4.42 Conformed copy of Supplemental Indenture, dated as of April 1, 1987, to Indenture between the Registrant and Sovran Bank,
N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1987 filed May 15, 1987).

         4.43 Conformed copy of Series 38 Supplemental Indenture, dated as of April 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-
13199) dated April 22, 1987 filed May 6, 1987).

         4.44   (Reserved)

         4.45 Conformed copy of Series 40 Supplemental Indenture, dated as of May 1, 1987, to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1987 filed August 15, 1987).

         4.46 Conformed copy of Series 41 Supplemental Indenture, dated as of May 1, 1987, to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1987 filed August 15, 1987).

         4.47 Conformed copy of Series 42 Supplemental Indenture, dated as of May 1, 1987, to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1987 filed August 15, 1987).

         4.48 Conformed copy of Series 43 Supplemental Indenture, dated as of June 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended June 30, 1987 filed August 15,
1987).

         4.49 Conformed copy of Series 44 Supplemental Indenture, dated as of June 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended June 30, 1987 filed August 15,
1987).

         4.50 Conformed copy of Series 45 Supplemental Indenture, dated as of July 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
15260, filed June 29, 1987).

         4.51   (Reserved)

         4.52 Conformed copy of Series 47 Supplemental Indenture, dated as of July 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-
15260, filed June 29, 1987).

         4.53   (Reserved)

         4.54 Conformed copy of Series 49 Supplemental Indenture, dated as of August 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated August 27, 1987, filed October 15, 1987).

         4.55 Conformed copy of Series 50 Supplemental Indenture, dated as of September 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated August 27, 1987, filed October 15, 1987).

         4.56 Conformed copy of Series 51 Supplemental Indenture, dated as of September 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated August 27, 1987, filed October 15, 1987).

         4.57 Conformed copy of Series 52 Supplemental Indenture, dated as of September 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated August 27, 1987, filed October 15, 1987).

         4.58 Conformed copy of Series 53 Supplemental Indenture, dated as of October 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended September 30, 1987, filed November
13, 1987).

         4.59 Conformed copy of Series 54 Supplemental Indenture, dated as of October 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the period ended September 30, 1987, filed November
13, 1987).

         4.60 Amended and Restated Indenture between Ryland Acceptance Corporation Four and Sovran Bank, N.A., as trustee, dated as of July 1, 1987 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the year ended
December 31, 1987, filed March 30, 1988).

         4.61 Conformed copy of Series 55 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the year ended December 31, 1987, filed March 30,
1988).

         4.62 Conformed copy of Series 56 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the year ended December 31, 1987, filed March 30,
1988).

         4.63 Conformed copy of Series 57 Supplemental Indenture, dated as of December 4, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the year ended December 31, 1987, filed March 30,
1988).

         4.64 Conformed copy of Series 58 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the year ended December 31, 1987, filed March 30,
1988).

         4.65   (Reserved)

         4.66 Conformed copy of Series 60 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199) for the year ended December 31, 1987, filed March 30,
1988).

         4.67 Conformed copy of Series 61 Supplemental Indenture, dated as of February 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-21612), filed April 29, 1988).

         4.68 Conformed copy of Series 62 Supplemental Indenture, dated as of February 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-21612), filed April 29, 1988).

         4.69 Conformed copy of Series 63 Supplemental Indenture, dated as of March 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-21612), filed April 29, 1988).

         4.70 Conformed copy of Series 64 Supplemental Indenture, dated as of March 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-21612), filed April 29, 1988).

         4.71   (Reserved)

         4.72   (Reserved)

         4.73 Conformed copy of Series 67 Supplemental Indenture, dated as of April 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-21612), filed April 29, 1988).

         4.74 Conformed copy of Supplemental Indenture, dated as of March 1, 1988 for Series 11, 13, 14, 16, 17, 18, 19, 20, 21, 22, 23,
24, 26, 27, 28, 29, 30, 31, 34, 36, 41, 43, 45, 49 and 51 to
Indenture between the Registrant and Sovran Bank, N.A., dated
February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended
March 31, 1988, filed May 16, 1988).

         4.75 Conformed copy of Supplemental Indenture, dated as of March 1, 1988 to Indenture between the Registrant and Sovran Bank,
N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1988, filed May 16, 1988).

         4.76 Conformed copy of Series 68 Supplemental Indenture, dated as of April 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No.
33-22561), filed June 16, 1988).

         4.77 Conformed copy of Series 69 Supplemental Indenture, dated as of May 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
22561), filed June 16, 1988).

         4.78 Conformed copy of Series 70 Supplemental Indenture, dated as of May 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
22561), filed June 16, 1988).

         4.79 Conformed copy of Series 71 Supplemental Indenture, dated as of May 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
22561), filed June 16, 1988).

         4.80 Conformed copy of Series 72 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
23346), filed July 27, 1988).

         4.81 Conformed copy of Series 73 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
23346), filed July 27, 1988).

         4.82 Conformed copy of Series 74 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-
23346), filed July 27, 1988).

         4.83 Conformed copy of Series 75 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199), for the period ended June 30, 1988 filed August 15,
1988).

         4.84 Conformed copy of Series 76 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199), for the period ended June 30, 1988 filed August 15,
1988).

         4.85 Conformed copy of Series 77 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran
Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-
13199), for the period ended June 30, 1988 filed August 15,
1988).

         4.86 Conformed copy of Series 78 Supplemental Indenture, dated as of August 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated July 28, 1988 filed September 8, 1988).

         4.87 Conformed copy of Series 79 Supplemental Indenture, dated as of July 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated July 28, 1988 filed September 24, 1988).

         4.88 Conformed copy of Series 80 Supplemental Indenture, dated as of September 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated September 29, 1988 filed October 8, 1988).

         4.89 Conformed copy of Series 81 Supplemental Indenture, dated as of August 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated July 28, 1988 filed September 8, 1988).

         4.90 Conformed copy of Series 82 Supplemental Indenture, dated as of August 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated July 28, 1988 filed September 8, 1988).

         4.91 Conformed copy of Series 83 Supplemental Indenture, dated as of September 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated September 29, 1988 filed October 8, 1988).

         4.92 Conformed copy of Series 84 Supplemental Indenture, dated as of September 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File
No. 0-13199) dated September 29, 1988 filed October 8, 1988).

         4.93 Conformed copy of Series 85 Supplemental Indenture, dated as of October 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-
26428 filed January 9, 1989).

         4.94 Conformed copy of Series 86 Supplemental Indenture, dated as of December 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-
26428 filed January 9, 1989).

         4.95 Conformed copy of Series 87 Supplemental Indenture, dated as of December 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-
26428 filed January 9, 1989).

         4.96 Conformed copy of Series 88 Supplemental Indenture, dated as of December 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-
26428 filed January 9, 1989).

         4.97 Conformed copy of Series 89 Supplemental Indenture, dated as of January 1, 1989 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated January 26, 1989, filed February 10, 1989).

         4.98 Conformed copy of Series 90 Supplemental Indenture, dated as of January 1, 1989 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated January 26, 1989, filed February 10, 1989).

         4.99 Conformed copy of Series 91 Supplemental Indenture, dated as of February 1, 1989, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated February 28, 1989, filed March 13, 1989).

         4.100 Conformed copy of Series 92 Supplemental Indenture, dated as of April 1, 1989, to Indenture between the Registrant and Sovran Bank, N.A., date February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated June 29, 1989, filed July 13, 1989).

         4.101 Conformed copy of Series 93 Supplemental Indenture, dated as of June 1, 1989, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated June 29, 1989, filed July 13, 1989).

         4.102 Conformed copy of Series 94 Supplemental Indenture, dated as of June 1, 1990, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated June 29, 1989, filed July 12, 1990).

         4.103 Conformed copy of Series 95 Supplemental Indenture, dated as of January 1, 1991, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated January 30, 1991, filed February 12, 1991).

         4.104 Conformed copy of Series 96 Supplemental Indenture, dated as of January 1, 1991, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated January 30, 1991, filed February 12, 1991).

         4.105 Conformed copy of Series 97 Supplemental Indenture, dated as of April 30, 1991, to Indenture between the Registrant and Sovran Bank, N.A., dated April 1, 1991, (incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199), filed May 9, 1991).

         4.106 Form of Indenture between Registrant and NationsBank of Virginia, N.A., as Trustee (Incorporated herein by reference
of Exhibit to 	Issuer's Post-Effective Amendment No. 1 to
Registration Statement on Form S-11 (No. 33-39357), filed June
3, 1993).

4.107 Form of Indenture between Registrant and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to Issuer's Post-Effective Amendment No.
1 to Registration Statement on Form S-11 (No. 33-39357), filed
June 3, 1993).

   4.108 Conformed Copy of Series 98 Supplemental Indenture between the Registrant and NationsBank of Virginia, N.A., as Trustee, dated as of September 1, 1993, to Indenture between the Registrant and Sovran Bank, N.A., as Trustee, as Amended and
Restated as of July 1, 1987 (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File No. 0-13199) dated September 30, 1993, filed October 12, 1993).

         4.109 Conformed Copy of Series 99 Supplemental Indenture between the Registrant and NationsBank of Virginia, N.A., dated as of October 1, 1993, to Indenture between the Registrant and
Sovran Bank, N.A., as Trustee, as Amended and Restated as of
July 1, 1987 (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File No. 0-13199), filed November
12, 1993).

         4.110  Conformed Copy of Series 98 Series Second Supplement to
Indenture, dated as of July 1,	1994, between Registrant and
NationsBank of Virginia, N.A., as Trustee (Incorporated 	herein
by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated June 1, 1994, filed April 19, 1995).

         4.111  Conformed Copy of Series 98 Series Third Supplement to
Indenture, dated as of August 1, 	1994, between Registrant and
NationsBank of Virginia, N.A., as Trustee (Incorporated 	herein
by reference to Exhibit to Current Report on Form 8-K (File No.
0-13199) dated June 1, 1994, filed April 19, 1995).

         4.112  Conformed Copy of Series 99 Series Second Supplement to
Indenture, dated as of July 1, 	1994, between Registrant and
NationBank of Virginia, N.A., as Trustee (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File
No. 0-13199) dated June 1,1994, filed April 19, 1995).

         21.1   Subsidiaries of the Registrant:

                C. C. Holding Company was incorporated in Virginia on March 29, 1988 to acquire and hold mortgage collateral subject to the bond liability.

                Brock Acceptance Corporation was incorporated in Delaware on December 20, 1984 to acquire and hold mortgage collateral subject to the bond liability.

         27.1   Financial Data Schedule (filed herewith)

         99.1 Form of Guaranty Agreement with respect to Single-Family (level payment) Mortgage-Backed Certificates between Servicer and Government National Mortgage Association (Incorporated herein by reference to Exhibit to Registration Statement No.
2-95839, filed February 13, 1985).

         99.2 Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between Servicer and Government
National Mortgage Association (Incorporated herein by reference to Exhibit to Registration Statement No. 2-95839, filed February 13, 1985).

         99.3 Form of Mortgage Participation Certificate Agreement Series 700 (March, 1983) (Incorporated herein by reference to Exhibit to Registration Statement No. 2-95839, filed February 13,
1985).

         99.4 Federal National Mortgage Association Trust Indenture (Incorporated herein by reference to Exhibit to Registration
Statement No. 2-95839, filed February 13, 1985).

         99.5 Form of Funding Agreement (Incorporated herein by reference to Exhibit to Amendment No. 1 to Registration Statement No. 2-
95839, filed March 13, 1985) and Funding Note (Incorporated herein by reference to Exhibit to Report on Form 10-Q) (File
No. 0-13199) for period ended June 30, 1985, filed August 12,
1985).

         99.6 Form of Servicing Agreement and Standard Provisions (Incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for period ended June 30, 1985, filed
August 12, 1985).

         99.7 Form of Master Servicing Agreement (Incorporated herein by reference to Exhibit to Registrant's Registration Statement
No. 33-18860, filed December 3, 1987).

         99.8 Form of Standard Terms to Master Servicing Agreement (Incorporated herein by reference to Exhibit to Registrant's
Registration Statement No. 33-18860, filed December 3, 1987).

         99.9 Form of Performance Bond (Incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for period ended June 30, 1985, filed August 12, 1985).

         99.10 Form of Prospectus Supplement for Current Interest Bonds (Incorporated herein by reference to Exhibit to Registration
Statement No. 33-2757, filed January 16, 1986).

         99.11 Form of Prospectus Supplement for Capital Appreciation Bonds (Incorporated herein by reference to Exhibit to Registration
Statement No. 33-2757, filed January 16, 1986).

         99.12 Form of Primary Mortgage Insurance Policy (Incorporated herein by reference to Exhibit to Registration Statement No. 2-95839, filed February 13, 1985).

         99.13 Form of Full Coverage Insurance Policy (Incorporated herein by reference to Exhibit to Registration Statement No. 2-95839, filed February 13, 1985).

         99.14 Form of FHA Mortgage Insurance Certificate (Incorporated herein by reference to Exhibit to Registration Statement No.
2-95839, filed February 13, 1985).

         99.15 Form of VA Loan Guaranty (Incorporated herein by reference to Exhibit to Registration Statement No. 2-95839, filed February
13, 1985).

         99.16 Form of Pool Insurance Policy (Incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for period ended June 30, 1985, filed August 12, 1985).

99.17  Form of Standard Hazard Insurance Policy (Incorporated herein
by 	reference to Exhibit to Registration Statement No. 2-95839,
filed February 13, 1985).

         99.18 Form of Special Hazard Insurance Policy (Incorporated herein by reference to Exhibit to Registrant's Report on Form 10-Q
(File No. 0-13199) for period ended June 30, 1986, filed
August 12, 1986).

         99.19 Form of Mortgagor Bankruptcy Bond (Incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for period ended June 30, 1985, filed August 12, 1985).

         99.20 Form of Surety Bond (Incorporated herein by reference to Exhibit to Registration Statement No. 33-2757, filed January
16, 1986).

         99.21 Form of Escrow Agreement for Incomplete Mortgage Loan Files (Incorporated herein by reference to Exhibit to Registration
Statement No. 33-1919, filed September 30, 1986).

         99.22 Form of Escrow Agreement for Missing Mortgage Certificates (Incorporated herein by reference to Exhibit to Registration
Statement No. 33-1919, filed September 30, 1986).

         99.23 First Supplement to Standard Provisions to Servicing Agreement (Incorporated herein by reference to Exhibit to Report on Form
10-Q (File No. 0-13199) for period ended September 30, 1985, filed November 12, 1985).

         99.24 Second Supplement to Standard Provisions to Servicing Agreement (Incorporated herein by reference to Exhibit to Registration Statement No. 33-2757, filed January 16, 1986).

         99.25 Standard Provisions to Servicing Agreement, January, 1986 Edition (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-Q (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

         99.26 First Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated February 1, 1986
(Incorporated herein by reference to Exhibit to Registrant's
Annual Report on Form 10-Q (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

         99.27 Form of Prospectus Supplement for sale of single class Bonds with Redemption Fund (Incorporated herein by reference to Exhibit to Registration Statement No. 33-4691, filed April 9,
1986).

         99.28 Second Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated April 1, 1986
(Incorporated herein by reference to Exhibit to Registrant's
Report on Form 10-Q (File No. 0-13199) for period ended March
31, 1986, filed May 15, 1986).

         99.29 Third Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated June 1, 1986
(Incorporated herein by reference to Exhibit to Registrant's
Report on Form 10-Q (File No. 0-13199) for the period ended
June 30, 1986, filed August 12, 1986).

         99.30 Fourth Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated September 1, 1986
(Incorporated herein by reference to Exhibit to Registration
Statement No. 33-9191, filed September 30, 1986).

         99.31 Fifth Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated February 1, 1987
(Incorporated herein by reference to Exhibit to Registrant's
Registration Statement No. 33-18098, filed October 23, 1987).

         99.32 Sixth Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated March 1, 1987
(Incorporated herein by reference to Exhibit to Registrant's
Registration Statement No. 33-18098, filed October 23, 1987).

         99.33 Seventh Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated July 1, 1987
(Incorporated herein by reference to Exhibit to Registrant's
Registration Statement No. 33-18098, filed October 23, 1987).

         99.34 Eighth Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated September 1, 1987
(Incorporated herein by reference to Exhibit to Registrant's
Registration Statement No. 33-18098, filed October 23, 1987).

         99.35 First Supplement to Standard Terms to Master Servicing Agreement, dated October 1, 1987 (Incorporated herein by reference to Exhibit to Registrant's Registration Statement
No. 33-18860, filed December 3, 1987).

         99.36 Selected Provisions of the RAC Mortgage Investment Corporation Seller/Servicer Guide (Incorporated herein by reference to Exhibit to Registrant's Report on Form 8-K (File No. 0-13199) dated and filed July 6, 1988).

         99.37 Form of Master Servicing Agreement among the Registrant, RAC Mortgage Investment Corporation, and Ryland Mortgage Company and Form of Standard Terms thereto (Incorporated herein by reference to Exhibit to Registrant's Report on Form 8-K (File
No. 0-13199) dated and filed July 6, 1988).

         99.38 Form of Primary Mortgage Insurance Policy issued by PMI Mortgage Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration Statement No. 33-
39357, filed March 1, 1991).

         99.39 Form of Primary Mortgage Insurance Company Policy issued by General Electric Mortgage Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration
Statement No. 33-39357, filed March 1, 1991).

         99.40 Form of Primary Mortgage Insurance Policy issued by United Guaranty Residential Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration Statement
No. 33-39357, filed March 1, 1991).

         99.41 Form of Pool Insurance Policy issued by PMI Mortgage Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration Statement No. 33-39357, filed March
1, 1991).

         99.42 Form of Pool Insurance Policy issued by General Electric Mortgage Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration Statement No. 33-
39357, filed March 1, 1991).

         99.43 Form of Pool Insurance Policy issued by United Guaranty Residential Insurance Company (Incorporated herein by reference to Exhibit to Registrant's Registration Statement
No. 33-39357, filed March 1, 1991).

         99.44 Standard Provisions to Servicing Agreement (February 1989 Edition) (Incorporated herein by reference to Exhibit to Ryland Mortgage Securities Corporation's Registration
Statement on Form S-11 (No. 33-27345).

         99.45 Standard Provisions of the Saxon Mortgage Funding Corporation Seller/Servicer Guide (December 1992 Edition) (Incorporated herein by reference to Exhibit to Saxon Mortgage Securities
Corporation's Registration Statement on Form S-11 (No. 33-
57204).

         (b)    Reports on Form 8-K:

                Current Report on Form 8-K, dated June 1, 1994, as filed with the Commission on April 19, 1995, relating to the Registrant's
Series 98 Bonds and Series 99 Bonds.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYLAND ACCEPTANCE CORPORATION FOUR


By:   /s/ Robert J. Gaw
---------------------------------
Robert J. Gaw, President
(Authorized Officer of Registrant)




/s/ Patricia S. Gloth
----------------------------------
Patricia S. Gloth, Vice President
(Principal Accounting Officer)


Dated:  November 14, 1995

                               INDEX OF EXHIBITS


A.  Exhibits

                                                                Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
-----------                                                   ---------------

  27.1          Financial Data Schedule                              34


32