Form 10-K405
period 1995-12-31
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1996-03-28
CIK 763660

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the Fiscal Year Ended December 31, 1995
                          -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) for the Securities Exchange Act of 1934

For the transition period from            to          .
                               ----------    ----------

Commission File Number 0-13199
                       -------

                      RYLAND ACCEPTANCE CORPORATION FOUR
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Virginia                                          52-1402921
---------------------------------                 ----------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

11000 Broken Land Parkway, Columbia, Maryland                21044-3562
---------------------------------------------              --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (410) 715-7800
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                                 ----
Securities registered pursuant to Section 12(g) of the Act:      NONE
                                                                 ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   *   No       .
    -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    *  .
                ------

Aggregate market value of voting stock held by non affiliates of the
registrant as of the latest practicable date, March 30, 1996:     NONE

As of March 30, 1996, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.

                       RYLAND ACCEPTANCE CORPORATION FOUR
                                    FORM 10-K
                                     INDEX

                                                                   Page Number
------------------------------------------------------------------------------


PART I.

      Item 1.   Business                                                 3-21
      Item 2.   Properties                                               21
      Item 3.   Legal Proceedings                                        21
      Item 4.   Submission of Matters to a Vote of Security Holders      21

PART II.

      Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                     21
      Item 6.   Selected Financial Data                                  21
      Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     22-24
      Item 8.   Financial Statements and Supplementary Data              25-39
      Item 9.   Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosure                  40

PART III.

      Item 10.   Directors and Executive Officers of the Registrant      40
      Item 11.   Executive Compensation                                  40
      Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                             40
      Item 13.   Certain Relationships and Related Transactions          40

PART IV.

      Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                    40-55

SIGNATURES                                                               56

SUPPLEMENTAL INFORMATION                                                 57

INDEX OF EXHIBITS                                                        58

                                   PART I

ITEM 1. BUSINESS:

Ryland Acceptance Corporation Four (the "Company") was incorporated in Virginia on February 12, 1985 and is a wholly owned subsidiary of LPS Holdings Corporation (LPS) and an indirect, wholly owned subsidiary of The Ryland Group, Inc. (Ryland). Ryland is a diversified homebuilding and mortgage-finance company.

The Company was formed solely for the purpose of facilitating the long-term financing of mortgage loans. The Company issues collateralized mortgage-backed bonds (the "bonds") in series and uses the net proceeds from the sale of the bonds to: 1) purchase mortgage collateral from Ryland Mortgage Company
(RMC), a wholly owned subsidiary of Ryland, 2) purchase mortgage collateral from other homebuilders or financial institutions and 3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds.

The Company has issued and recorded in the financial statements, 43 series of bonds with an initial principal amount of $4.34 billion as of December 31, 1995. In 1988, certain classes within 27 of the original 43 series of bonds with mortgage collateral of $516 million were sold to Resource Mortgage Capital, Inc., formerly RAC Mortgage Investment Corporation, a publicly held real estate investment trust. Also included in the sale were certain residual cash flows of various bond series. The related mortgage collateral and bond balances are not included in the financial statements as described below.

In addition, as of December 31, 1995, the Company has issued 56 series of bonds with an original principal balance of $12.03 billion under a program initiated during 1987 whereby the Company uses its shelf registration to issue bonds on behalf of other companies. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles.

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

On February 13, 1985, the Company filed an initial registration statement under the Securities Act of 1933 with the Securities and Exchange Commission
(SEC), providing for the issuance of bonds in series. Registration statements have been filed as follows:

                                                    Aggregate Principal
                                                 Amount of Collateralized
                                                      Mortgage Bonds
              Date of Registration                (dollars in thousands)
            ------------------------           -----------------------------
              February 13, 1985                         $   500,000
              	October 2, 1985                               500,000
              January 31, 1986                              500,000
              April 9, 1986                               1,000,000
              August 25, 1986                               500,000
              October 9, 1986                               500,000
              November 19, 1986                           1,000,000
              January 30, 1987                            1,500,000
              June 29, 1987                               1,000,000
              October 25, 1987                            1,000,000
              December 3, 1987                            1,000,000
              April 29, 1988                              1,000,000
              June 16, 1988                               1,000,000
              July 27, 1988                               1,000,000
              October 18, 1988                            2,000,000
              January 9, 1989                             2,000,000
              March 11, 1991                              1,000,000
                                                       ------------
                                                        $17,000,000
                                                       ============

At December 31, 1995, the Company had $626.2 million of bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Bonds sold in private placements do not reduce the remaining issuance shelf. Since inception, the amount of bonds issued in private placements was $.9 million.

The bonds are secured by mortgage collateral which is comprised of GNMA certificates guaranteed by the Government National Mortgage Association, mortgage participation certificates issued by the Federal Home Loan Mortgage Corporation, guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association, other mortgage certificates issued by private companies, mortgage loans secured by first mortgages or deeds of trust and funds held by trustee (collectively, the "mortgage collateral"). The mortgage collateral is pledged to Bank of New York, (the "Trustee"), under an Indenture. The mortgage loans constituting the mortgage collateral are either insured by the Federal Housing Administration, partially insured by private mortgage insurance or partially guaranteed by the U.S. Veterans Administration. The bonds are not guaranteed or insured by Ryland, RMC, LPS or any other affiliated entities.

Certain series of bonds are secured by mortgage collateral beneficially owned by a finance company. Pursuant to a funding agreement, the finance company pledges mortgage collateral and certain other collateral to the Company to secure a note receivable in an amount equal to the collateral value, as defined in the Indenture, of the pledged mortgage collateral and bearing interest generally at the weighted average interest rate of the applicable bond series. The Company assigns each funding agreement to the Trustee as security for the applicable bond series.

Each series of bonds is secured by mortgage collateral with an aggregate collateral value of not less than the outstanding principal amount of the bonds of that series. Additionally, the bonds of a series may be further secured by one or more of the following: 1) cash or letters of credit to fund a buy-down fund for a series secured by one or more buy-down mortgage loans;
2) cash or letters of credit to fund a special reserve fund for certain series secured by mortgage loans; 3) mortgage pool insurance; 4) special hazard insurance; 5) mortgagor bankruptcy insurance; 6) master servicing agreement;
7) servicing agreements; 8) cash to fund other accounts and reserves; and 9) additional mortgage collateral.

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1995 and 1994, cash deposits of $.2 million and $1.7 million, respectively, were maintained by RMC.

The Company competes in a national market with other private conduits, thrift institutions and financial firms. Economic conditions, interest rates, prepayment speeds, regulatory changes and market dynamics all influence the market for collateralized mortgage bonds.

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized       1-A     11.625%     $25,000            $0        05/01/93
Mortgage Bonds       1-B     12.625%      49,000             0        05/01/99
Series 1, Issued     1-C     12.625%      12,000             0        05/01/00
4/25/85:             1-D     12.625%      14,000         2,778        05/01/15
                                       -----------------------
                                         100,000         2,778
                                       -----------------------

Collateralized       2-A      9.900%      33,000             0        04/01/94
Mortgage Bonds       2-B     11.000%      44,000             0        07/01/99
Series 2, Issued     2-C     11.200%      16,500             0        10/01/00
6/26/85:             2-D     11.600%      16,500         3,620****    07/01/15
                                       -----------------------
                                         110,000         3,620
                                       -----------------------

Collateralized       3-A      9.500%      26,000             0        03/01/94
Mortgage Bonds       3-B     10.800%      20,000             0        03/01/97
Series 3, Issued     3-C     11.600%      63,000             0        06/01/03
8/28/85:             3-D     11.650%      11,000         4,908        09/01/15
                                       -----------------------
                                         120,000         4,908
                                       -----------------------
Collateralized       4-A     10.450%      37,500             0        02/01/96
Mortgage Bonds       4-B     11.400%      25,000             0        08/01/99
Series 4, Issued     4-C     11.400%      24,000             0        11/01/01
10/30/85:            4-D     11.400%      13,500         4,195        11/01/15
                                       -----------------------
                                         100,000         4,195
                                       -----------------------

Collateralized       5-A      9.900%      19,500             0        11/01/93
Mortgage Bonds       5-B     10.700%      19,500             0        11/01/97
Series 5, Issued     5-C     11.250%      53,500             0        11/01/03
10/30/85:            5-D     11.200%      11,500         2,130        11/01/15
                                       -----------------------
                                         104,000         2,130
                                       -----------------------

Collateralized       6-A      9.500%      47,600             0        10/01/96
Mortgage Bonds       6-B     10.600%      30,700             0        01/01/00
Series 6, Issued     6-C     10.750%      28,100             0        07/01/02
12/19/85:            6-D     10.750%      15,900         4,821****    01/01/16
                                       -----------------------
                                         122,300         4,821
                                       -----------------------
Collateralized       7-A      9.800%      44,900             0        01/01/97
Mortgage Bonds       7-B     10.550%      30,800             0        07/01/00
Series 7, Issued     7-C     10.700%      31,900             0        01/01/03
12/19/85:            7-D     10.750%      16,400         5,200****    01/01/16
                                       -----------------------
                                         124,000         5,200
                                       -----------------------

Collateralized       8-A      9.350%      46,600             0        09/01/96
Mortgage Bonds       8-B      9.950%      30,900             0        03/01/00
Series 8, Issued     8-C     10.150%      26,400             0        12/01/02
2/27/86:             8-D     10.150%      15,600         6,423        03/01/16
                                       -----------------------
                                         119,500         6,423
                                       -----------------------

Collateralized       9-A      9.250%      61,000             0        03/01/04
Mortgage Bonds       9-B      9.950%      30,000             0        03/01/07
Series 9, Issued     9-C      9.950%       6,000             0        03/01/12
2/27/86:             9-D     10.000%       3,000         6,257        03/01/16
                                       -----------------------
                                         100,000         6,257
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      10-A      8.950%     $10,300            $0        03/01/94
Mortgage Bonds      10-B      9.350%      13,200             0        06/01/99
Series 10, Issued   10-C      9.850%      28,400             0        09/01/05
2/27/86:            10-D     10.000%       6,100         5,324        03/01/16
                                       -----------------------
                                          58,000         5,324
                                       -----------------------

Collateralized      11-A      8.550%      42,000             0        02/01/96
Mortgage Bonds      11-B      8.800%      36,000             0        02/01/00
Series 11, Issued   11-C      8.900%      15,000             0        05/01/01
4/29/86:            11-D      8.900%      20,000             0        02/01/14
                    11-E      8.900%      27,000         6,989        05/01/16
                                       -----------------------
                                         140,000         6,989
                                       -----------------------

Collateralized      12-A      8.700%      37,600             0        08/01/03
Mortgage Bonds      12-B      8.800%      18,600             0        08/01/06
Series 12, Issued   12-C      9.200%      39,000             0        02/01/11
4/29/86:            12-D      9.350%       4,800         9,514        05/01/16
                                       -----------------------
                                         100,000         9,514
                                       -----------------------
Collateralized      13-A      8.250%      19,950             0        08/01/93
Mortgage Bonds      13-B      8.450%      21,000             0        02/01/98
Series 13, Issued   13-C      8.600%       8,050             0        05/01/99
4/29/86:            13-D      8.550%      21,000        10,659        05/01/16
                                       -----------------------
                                          70,000        10,659
                                       -----------------------

Collateralized      14-A      8.550%      56,150             0        03/01/05
Mortgage Bonds      14-B      9.400%      26,730             0        12/01/10
Series 14, Issued   14-C      9.400%      12,220             0        12/01/12
5/29/86:            14-D      9.000%      33,400         8,617        06/01/16
                                       -----------------------
                                         128,500         8,617
                                       -----------------------

Collateralized      15-A      8.650%      23,450             0        06/01/04
Mortgage Bonds      15-B      8.950%      18,850             0        06/01/09
Series 15, Issued   15-C      9.000%      32,100             0        12/01/13
5/29/86:            15-D      9.000%      25,600         9,581        06/01/16
                                       -----------------------
                                         100,000         9,581
                                       -----------------------
Collateralized      16-A      9.350%      41,550             0        07/01/05
Mortgage Bonds      16-B      9.750%      21,450             0        10/01/10
Series 16, Issued   16-C      9.750%      10,500             0        10/01/12
6/26/86:            16-D      9.750%      31,000         8,268****    07/01/16
                                       -----------------------
                                         104,500         8,268
                                       -----------------------

Collateralized      17-A      9.000%      35,125             0        01/01/98
Mortgage Bonds      17-B      9.000%      26,550             0        04/01/02
Series 17, Issued   17-C      9.000%      15,400             0        01/01/04
6/26/86:            17-D      9.000%      15,425        21,153****    07/01/16
                                       -----------------------
                                          92,500        21,153
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      18-A      8.900%     $78,100            $0        02/01/02
Mortgage Bonds      18-B      9.700%      42,425             0        11/01/06
Series 18, Issued   18-C      9.700%      20,925             0        11/01/08
7/31/86:            18-D      9.700%       6,550             0        08/01/14
                    18-E      9.375%      32,000        13,191        08/01/16
                                       -----------------------
                                         180,000        13,191
                                       -----------------------

Collateralized      19-A      8.500%      59,920             0        09/01/01
Mortgage Bonds      19-B      9.600%      35,525             0        12/01/05
Series 19, Issued   19-C      9.700%      19,255             0        09/01/07
8/28/86:            19-D      9.375%      18,000             0        03/01/09
                    19-E      9.700%       8,500         9,729        09/01/16
                                       -----------------------
                                         141,200         9,729
                                       -----------------------

Collateralized      20-A      7.700%      17,775             0        10/01/96
Mortgage Bonds      20-B      8.500%      17,660             0        07/01/01
Series 20, Issued   20-C      9.000%      38,600         3,388****    01/01/08
9/25/86:            20-D      9.000%       7,965        18,144****    10/01/16
                                       -----------------------
                                          82,000        21,532
                                       -----------------------
Collateralized      21-A      7.900%      41,500             0        10/01/99
Mortgage Bonds      21-B      9.450%      88,500             0        04/01/10
Series 21, Issued   21-C      9.125%      36,250         1,784****    10/01/12
9/25/86:            21-D      9.450%       4,750        11,270****    10/01/16
                                       -----------------------
                                         171,000        13,054
                                       -----------------------

Collateralized      22-A      7.850%      30,300             0        04/01/02
Mortgage Bonds      22-B      8.550%      24,300             0        01/01/07
Series 22, Issued   22-C      9.450%      40,600             0****    07/01/11
9/25/86:            22-D      9.450%       4,800         9,954****    10/01/16
                                       -----------------------
                                         100,000         9,954
                                       -----------------------

Collateralized      23-A       *          47,000             0        11/01/00
Mortgage Bonds      23-B      9.375%      88,500             0        08/01/10
Series 23, Issued   23-C      9.200%      42,500         1,628        05/01/13
10/30/86:           23-D      9.500%       5,000        11,640        11/01/16
                                       -----------------------
                                         183,000        13,268
                                       -----------------------
Collateralized
Mortgage Bonds      24-A      7.950%     110,900             0        02/01/02
Series 24, Issued   24-B      8.950%      80,800        37,148        08/01/06
10/29/86:           24-C      9.000%       8,300        18,491        11/01/09
                                       -----------------------
                                         200,000        55,639
                                       -----------------------

Collateralized      25-A      8.200%      19,235             0        11/01/06
Mortgage Bonds      25-B      9.125%      11,165             0        11/01/10
Series 25, Issued   25-C      9.125%      18,830         6,944        02/01/15
10/29/86:           25-D      9.125%         770         1,735        11/01/16
                                       -----------------------
                                          50,000         8,679
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized
Mortgage Bonds      26-A      7.900%      40,000             0        12/01/01
Series 26, Issued   26-B      9.000%      34,000         1,318        03/01/07
11/26/86:           26-C      9.000%       9,500        21,164        12/01/16
                                       -----------------------
                                          83,500        22,482
                                       -----------------------

Collateralized      27-A      7.300%      15,400             0        12/01/93
Mortgage Bonds      27-B       *          37,350             0        09/01/01
Series 27, Issued   27-C      9.300%      70,600             0        12/01/10
11/26/86:           27-D      9.250%      40,100         4,181        12/01/13
                    27-E      9.450%       3,550         8,228        12/01/16
                                       -----------------------
                                         167,000        12,409
                                       -----------------------

Collateralized
Mortgage Bonds
Series 28, Issued   28-A-1   11.500%      86,000         8,629        12/25/16
12/18/86:           28-B-2    7.250%     117,000        11,739        12/25/16
                                       -----------------------
                                         203,000        20,368
                                       -----------------------
Collateralized      29-A      7.100%      18,300             0        05/01/97
Mortgage Bonds      29-B      7.800%      16,200             0        11/01/01
Series 29, Issued   29-C      8.500%      37,450         6,486        08/01/08
1/29/87:            29-D      8.600%       8,050        16,950        02/01/17
                                       -----------------------
                                          80,000        23,436
                                       -----------------------

Collateralized      30-A      7.700%      26,670             0        02/01/00
Mortgage Bonds      30-B      8.450%      25,400             0        08/01/07
Series 30, Issued   30-C      9.100%      35,330             0        11/01/13
2/12/87:            30-D      8.875%      17,600         5,289        11/01/15
                    30-E      9.100%       1,000         2,198        02/01/17
                                       -----------------------
                                         106,000         7,487
                                       -----------------------

Collateralized      31-A      7.700%      23,150             0        08/01/10
Mortgage Bonds      31-B      8.500%      10,330             0        08/01/13
Series 31, Issued   31-C      8.850%       4,970             0        11/01/14
1/29/87:            31-D      8.625%      13,550         4,734        02/01/18
                                       -----------------------
                                          52,000         4,734
                                       -----------------------
Collateralized
Mortgage Bonds      32-A      7.500%     140,400             0        08/01/12
Series 32, Issued   32-B      8.600%      48,500        23,833        05/01/16
1/28/87:            32-C      8.800%      11,100        11,100        02/01/17
                                       -----------------------
                                         200,000        34,933
                                       -----------------------

Collateralized      33-A       *         197,200        20,868        06/20/18
Mortgage Bonds      33-B      6.000%      95,200             0        06/20/12
Series 33, Issued   33-C      6.000%      37,600             0        03/20/15
2/26/87:            33-D      6.000%      19,400             0        03/20/16
                    33-E      6.000%      50,600        21,460        06/20/18
                                       -----------------------
                                         400,000        42,328
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      34-A      7.750%      34,500             0        08/25/00
Mortgage Bonds      34-B      8.600%      69,500             0        02/25/11
Series 34, Issued   34-C      8.625%      27,250         2,134        05/25/13
2/26/87:            34-D      8.850%       2,000         4,302        02/25/15
                    34-E      8.850%       2,250         4,840        02/25/17
                                       -----------------------
                                         135,500        11,276
                                       -----------------------

Collateralized      35-A      7.550%      16,750             0        04/01/05
Mortgage Bonds      35-B      8.050%      14,160             0        07/01/10
Series 35, Issued   35-C      8.600%      21,960             0        01/01/15
3/26/87:            35-D      8.500%      16,130        12,523****    04/01/17
                                       -----------------------
                                          69,000        12,523
                                       -----------------------

Collateralized      36-A      7.650%      25,075             0        07/25/99
Mortgage Bonds      36-B      8.200%      22,150             0        10/25/04
Series 36, Issued   36-C      8.750%      37,165             0        10/25/10
4/30/87:            36-D      8.750%       5,610         9,860        04/25/17
                                       -----------------------
                                          90,000         9,860
                                       -----------------------
Collateralized      37-A      7.600%      73,575             0        02/01/07
Mortgage Bonds      37-B      8.350%      62,580        17,766        12/01/12
Series 37, Issued   37-C      9.000%       5,000        10,957        12/01/16
3/30/87:            37-D      8.625%       9,000         9,000        04/01/17
                                       -----------------------
                                         150,155        37,723
                                       -----------------------

Collateralized      38-A      7.600%      90,010             0        10/20/11
Mortgage Bonds      38-B      8.250%       6,080             0        04/20/12
Series 38, Issued   38-C      8.550%      24,140           944        04/20/14
4/30/87:            38-D      8.600%       4,770         9,831        07/20/18
                                       -----------------------
                                         125,000        10,775
                                       -----------------------

Collateralized
Mortgage Bonds
Series 39, Issued   39-A       *         108,750             0        02/20/17
5/28/87:            39-B      8.400%      16,250             0        08/20/18
                                       -----------------------
                                         125,000             0
                                       -----------------------
Collateralized      40-A-1    8.600%      80,000             0        04/01/09
Mortgage Bonds      40-A-2   20.150%       2,500             0        06/01/17
Series 40, Issued   40-B      8.950%      13,500             0        08/01/10
5/28/87:            40-C      8.950%      34,500             0        04/01/13
                    40-D      9.000%      15,000        10,305        03/01/14
                    40-E      8.950%       4,500         9,674        06/01/17
                                       -----------------------
                                         150,000        19,979
                                       -----------------------

Collateralized
Mortgage Bonds
Series 41, Issued
5/21/87:            41-A      9.500%      56,500         8,190        05/25/17
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      42-A      8.750%      56,290             0        03/01/10
Mortgage Bonds      42-B      9.400%       7,695             0        03/01/11
Series 42, Issued   42-C      9.400%      26,120             0        03/01/14
5/28/87:            42-D      9.400%       2,500         5,085        03/01/17
                    42-E      9.400%       7,440         7,440        09/01/17
                                       -----------------------
                                         100,045        12,525
                                       -----------------------

Collateralized      43-A      9.100%      13,840             0        07/01/04
Mortgage Bonds      43-B      9.250%      26,000             0        04/01/13
Series 43, Issued   43-C      9.250%      17,560        15,453****    07/01/16
6/25/87:            43-D      9.250%         600         1,305****    07/01/18
                                       -----------------------
                                          58,000        16,758
                                       -----------------------

Collateralized
Mortgage Bonds      44-A      9.350%      11,200             0        08/25/03
Series 44, Issued   44-B      9.375%      17,800           142        02/25/13
6/25/87:            44-C      9.375%       1,000         2,212        06/25/17
                                       -----------------------
                                          30,000         2,354
                                       -----------------------
Collateralized      45-A      9.000%      13,100             0        08/01/00
Mortgage Bonds      45-B      9.375%      21,400             0        11/01/09
Series 45, Issued   45-C      9.375%      15,000         3,121        08/01/13
7/28/87:            45-D      9.375%       1,500         3,222        08/01/17
                                       -----------------------
                                          51,000         6,343
                                       -----------------------

Collateralized      46-A-1    8.850%      71,247             0        10/01/03
Mortgage Bonds      46-A-2     **            965             0        08/01/17
Series 46, Issued   46-B      9.500%      58,953             0        07/01/08
7/30/87:            46-C      9.800%       5,830             0        11/01/08
                    46-D      9.800%      13,005             0        08/01/17
                                       -----------------------
                                         150,000             0
                                       -----------------------

Collateralized
Mortgage Bonds      47-A      9.050%      22,385             0        02/20/03
Series 47, Issued   47-B      9.100%      25,115         1,035        02/20/12
7/30/87:            47-C      9.100%       2,500         5,252        05/20/18
                                       -----------------------
                                          50,000         6,287
                                       -----------------------
Collateralized      48-A       *          70,470             0        07/25/94
Mortgage Bonds      48-B       *          67,400             0        04/25/98
Series 48, Issued   48-C       *         208,120             0        10/25/04
7/30/87:            48-D      9.850%      59,180             0        07/25/17
                                       -----------------------
                                         405,170             0
                                       -----------------------

Collateralized      49-A      8.800%       9,600             0        09/01/07
Mortgage Bonds      49-B      9.125%       7,450             0        06/01/11
Series 49, Issued   49-C      9.125%      25,800         6,789        03/01/17
8/27/87:            49-D      9.125%         650         1,368        09/01/18
                                       -----------------------
                                          43,500         8,157
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      50-A      6.000%      39,700             0        02/01/04
Mortgage Bonds      50-B       *          94,200             0        10/01/08
Series 50, Issued   50-C      **             100             0        10/01/17
9/30/87:            50-D      6.000%      15,000             0        09/01/06
                    50-E      6.000%      15,000             0        10/01/08
                    50-F      9.500%      20,000         7,588        07/01/09
                    50-G      9.450%      16,000        34,793        10/01/17
                                       -----------------------
                                         200,000        42,381
                                       -----------------------

Collateralized      51-A      9.250%      12,900             0        04/01/04
Mortgage Bonds      51-B      9.250%      13,300             0        04/01/10
Series 51, Issued   51-C      9.250%      19,700             0        04/01/15
9/29/87:            51-D      9.250%      24,100        16,814****    10/01/18
                                       -----------------------
                                          70,000        16,814
                                       -----------------------

Collateralized
Mortgage Bonds
Series 52, Issued
9/29/87:            52-A      9.625%      97,250         3,570        09/25/17
                                       -----------------------
Collateralized      53-A     10.000%      28,350             0        07/25/06
Mortgage Bonds      53-B     10.000%      12,200             0        07/25/09
Series 53, Issued   53-C     10.000%       8,450             0        04/25/11
10/25/87:           53-D     10.000%      18,000             0        04/25/13
                    53-E     10.000%       3,000         5,977        10/25/18
                                       -----------------------
                                          70,000         5,977
                                       -----------------------

Collateralized
Mortgage Bonds      54-A      9.850%      24,100         6,375        02/01/19
Series 54, Issued   54-B      9.850%      23,315             0        11/01/03
10/29/87:           54-C      9.850%      10,935        13,470        02/01/19
                                       -----------------------
                                          58,350        19,845
                                       -----------------------

Collateralized      55-A      9.300%      13,800             0        10/01/01
Mortgage Bonds      55-B      9.500%      11,000             0        07/01/06
Series 55, Issued   55-C      9.500%      18,000         1,398****    04/01/11
12/22/87:           55-D      9.500%      15,000        14,100****    07/01/13
                    55-E      9.500%       2,200         4,663****    01/01/18
                                       -----------------------
                                          60,000        20,161
                                       -----------------------
Collateralized      56-A      9.500%      27,900             0        12/25/02
Mortgage Bonds      56-B      9.500%      12,600             0        06/25/06
Series 56, Issued   56-C      9.500%      10,650             0        09/25/08
12/22/87:           56-D      9.500%       5,000             0        06/25/09
                    56-E      9.500%       4,850         3,678        02/25/18
                                       -----------------------
                                          61,000         3,678
                                       -----------------------

Collateralized
Mortgage Bonds
Series 57, Issued   57-A      8.125%      65,000         9,627        08/15/00
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      58-A       *         140,000             0        10/20/16
Mortgage Bonds      58-B       *          46,000             0        11/20/18
Series 58, Issued   58-C      0.000%       3,900             0        11/20/18
12/30/87:           58-D      9.500%      10,000             0        02/20/19
                    58-E       **            100             0        02/20/19
                                       -----------------------
                                         200,000             0
                                       -----------------------

Collateralized      59-A      9.250%      47,300             0        07/25/09
Mortgage Bonds      59-B     10.000%      31,250             0        11/25/12
Series 59, Issued   59-C      9.500%      29,250             0        01/25/15
1/28/88:            59-D     10.550%       2,200             0        01/25/18
                    59-E      **             100             0        01/25/18
                                       -----------------------
                                         110,100             0
                                       -----------------------

Collateralized
Mortgage Bonds      60-A      9.550%      57,630             0        04/25/99
Series 60, Issued   60-B      9.550%      15,090             0        11/25/00
12/29/87:           60-C      9.550%      29,690         8,064        12/25/03
                                       -----------------------
                                         102,410         8,064
                                       -----------------------
Collateralized      61-A      8.900%      54,000           515        12/01/08
Mortgage Bonds      61-B      9.150%      42,000         6,343        06/01/09
Series 61, Issued   61-C      9.375%       4,000         3,768        09/01/09
02/25/88            61-D       ***           200            21        09/01/09
                                       -----------------------
                                         100,200        10,647
                                       -----------------------

Collateralized      62-A      8.850%      58,355        16,695        03/01/18
Mortgage Bonds      62-B      9.000%      31,365             0        07/01/09
Series 62, Issued   62-C      8.850%       6,000             0        12/01/09
02/25/88            62-D      7.500%      12,880             0        02/01/11
                    62-E      9.050%      32,000             0        11/01/12
                    62-F      8.000%       9,400         9,318        03/01/18
                    62-G       ***           200            28        03/01/18
                                       -----------------------
                                         150,200        26,041
                                       -----------------------

Collateralized      63-A      8.750%      28,800             0        04/01/05
Mortgage Bonds      63-B      8.750%       6,450             0        04/01/07
Series 63, Issued   63-C      8.750%      15,100         5,075****    01/01/11
3/30/88:            63-D      8.750%       3,650         7,139****    04/01/19
                                       -----------------------
                                          54,000        12,214
                                       -----------------------
Collateralized      64-A      8.500%      51,750             0        08/01/04
Mortgage Bonds      64-B      9.000%      14,550             0        09/01/06
Series 64, Issued   64-C      9.000%      28,650             0        12/01/09
03/30/88            64-D      8.600%      10,050        18,656        04/01/18
                    64-E       *         157,500        27,985        04/01/18
                    64-F      0.000%      37,500         6,663        04/01/18
                    64-G       **            300            53        04/01/18
                                       -----------------------
                                         300,300        53,357
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      65-A      8.300%      48,010             0        07/25/09
Mortgage Bonds      65-B      8.875%      85,333             0        11/25/12
Series 65, Issued   65-C      9.375%      66,667             0        01/25/15
03/29/88            65-R       **            200             0        01/25/18
                                       -----------------------
                                         200,210             0
                                       -----------------------

Collateralized
Mortgage Bonds
Series 66, Issued
04/12/88:           66-A      8.550%     166,245             0        08/20/17
                                       -----------------------

Collateralized      67-A      9.000%      52,740             0        01/20/04
Mortgage Bonds      67-B      9.000%      21,420             0        07/20/06
Series 67, Issued   67-C      9.000%      11,000        11,466        01/20/10
04/12/88:           67-D      9.000%       6,530        12,730        01/20/19
                                       -----------------------
                                          91,690        24,196
                                       -----------------------
Collateralized      68-A      8.900%      44,350             0        01/27/88
Mortgage Bonds      68-B      9.000%      12,455             0        01/27/08
Series 68, Issued   68-C      9.000%      59,250         4,660        02/27/14
04/26/88:           68-D      9.000%       4,755         9,388        05/27/19
                                       -----------------------
                                         120,810        14,048
                                       -----------------------

Collateralized
Mortgage Bonds      69-A      9.050%      93,000         4,682        02/01/18
Series 69, Issued   69-B      9.375%       7,000         6,615        06/01/18
05/26/88:           69-R       **            100            11        06/01/18
                                       -----------------------
                                         100,100        11,308
                                       -----------------------

Collateralized      70-A      8.900%      42,000             0        05/01/05
Mortgage Bonds      70-B      8.900%      51,100         6,716        05/01/12
Series 70, Issued   70-C      8.900%       5,900        11,558        06/01/18
5/31/88:            70-D       *         101,000        18,644        06/01/18
                    70-E      0.000%      26,000         4,799        06/01/18
                    70-R       **            200            37        06/01/18
                                       -----------------------
                                         226,200        41,754
                                       -----------------------
Collateralized      71-A      9.250%      18,800             0        06/01/09
Mortgage Bonds      71-B      8.900%      23,700             0        06/01/18
Series 71, Issued   71-C      9.250%       8,000         4,210        06/01/18
5/26/88:            71-D       *          50,850         7,241        02/01/13
                    71-E      0.000%      17,200         3,839        06/01/18
                    71-F      9.250%      14,500        14,500        06/01/18
                    71-G      9.250%      35,000             0        01/01/13
                    71-H      9.500%       6,750         9,228        06/01/18
                    71-R       **            200            45        06/01/18
                                       -----------------------
                                         175,000        39,063
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      72-A      8.900%      48,560             0        05/01/11
Mortgage Bonds      72-B      9.550%      16,755             0        05/01/14
Series 72, Issued   72-C      9.550%      28,390         5,121        06/01/15
6/29/88:            72-D      9.850%      13,850        13,850        12/01/16
                    72-E      9.900%      18,021        18,021        07/01/18
                    72-F      0.000%      10,360             0        07/01/18
                    72-G       **         49,230             0        07/01/18
                    72-R       **         15,000             0        07/01/18
                                       -----------------------
                                         200,166        36,992
                                       -----------------------

Collateralized      73-A       *         120,000             0        04/01/15
Mortgage Bonds      73-B      0.000%      24,200         2,839        07/01/18
Series 73, Issued   73-C       *          42,000        14,782        07/01/18
6/30/88:            73-D      9.500%      18,000         6,335        07/01/18
                    73-R       **            200            23        07/01/18
                                       -----------------------
                                         204,400        23,979
                                       -----------------------

Collateralized      74-A      7.500%      46,000             0        10/01/04
Mortgage Bonds      74-B      7.500%      21,100             0        11/01/07
Series 74, Issued   74-C       *         157,000        11,949        08/01/13
6/30/88:            74-D      7.500%      63,750         9,946        08/01/13
                    74-E      9.500%      12,150        24,705        07/01/18
                    74-R       **            300            47        07/01/18
                                       -----------------------
                                         300,300        46,647
                                       -----------------------
Collateralized      75-A      9.100%      91,920             0        01/01/11
Mortgage Bonds      75-B      9.450%      38,780             0        03/01/14
Series 75, Issued   75-C       *          10,800         9,407        11/01/16
7/28/88:            75-D      8.000%      32,400        28,221        11/01/16
                    75-E      9.400%      35,295        35,295        08/01/18
                    75-F      8.000%      45,500             0        05/01/09
                    75-G      8.000%      34,205             0        08/01/10
                    75-H      9.500%      40,000             0        10/01/11
                    75-I      9.250%      21,200             0        08/01/18
                    75-R       **            300            62        08/01/18
                                       -----------------------
                                         350,400        72,985
                                       -----------------------

Collateralized      76-A      9.000%     134,900             0        08/01/18
Mortgage Bonds      76-B      9.000%     103,300        38,768        08/01/18
Series 76, Issued   76-C      0.000%      25,000             0        08/01/18
7/28/88:            76-D       *          36,800             0        08/01/18
                    76-R       **            300            39        08/01/18
                                       -----------------------
                                         300,300        38,807
                                       -----------------------

Collateralized      77-A       *          14,300             0        07/20/12
Mortgage Bonds      77-B      9.550%      23,400             0        07/20/18
Series 77, Issued   77-C     10.000%      14,500             0        11/20/14
7/28/88:            77-D     10.000%       1,150             0        07/20/18
                    77-E      0.000%       1,430             0        07/20/18
                                       -----------------------
                                          54,780             0
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      78-A      9.000%     100,560             0        07/01/17
Mortgage Bonds      78-B      9.550%      18,140        10,693        03/01/16
Series 78, Issued   78-C      9.850%       2,595         2,595        02/01/17
8/30/88:            78-D      9.000%      13,520             0        09/01/18
                    78-E       *           8,420             0        09/01/18
                    78-F     10.000%       5,220         5,220        09/01/18
                    78-G      9.500%       1,545             0        09/01/18
                    78-R       **            100             0        09/01/18
                                       -----------------------
                                         150,100        18,508
                                       -----------------------

Collateralized
Mortgage Bonds
Series 79, Issued   79-A      6.650%      71,175        35,066        07/01/11
7/28/88:            79-B      0.000%          25            12        07/01/11
                                       -----------------------
                                          71,200        35,078
                                       -----------------------

Collateralized      80-A      9.400%     112,900        13,927        02/01/16
Mortgage Bonds      80-B      9.490%      38,600             0        08/01/14
Series 80, Issued   80-C      9.300%      24,000             0        05/01/15
9/29/88:            80-D      9.490%      40,200        40,200        10/01/18
                    80-E      9.490%      25,200             0        05/01/16
                    80-F      9.490%       4,500             0        10/01/18
                    80-R       **          4,600             0        10/01/18
                                       -----------------------
                                         250,000        54,127
                                       -----------------------
Collateralized      81-A      9.000%       5,960             0        06/01/13
Mortgage Bonds      81-B      9.000%      31,680         8,491        01/01/15
Series 81, Issued   81-C      9.000%       7,510         7,510        02/01/17
8/25/88:            81-D      9.000%      20,450             0        02/01/17
                                       -----------------------
                                          65,600        16,001
                                       -----------------------

Collateralized
Mortgage Bonds
Series 82, Issued
8/28/88:            82-A     10.250%      75,000        12,624        03/15/11
                                       -----------------------

Collateralized      83-A      9.450%      69,750             0        04/01/09
Mortgage Bonds      83-B      9.450%      44,510             0        02/01/13
Series 83, Issued   83-C      9.450%      27,760             0        11/01/14
9/29/88:            83-D       *          15,350         3,687        10/01/17
                    83-E      8.150%      45,490        10,928        10/01/17
                    83-F      9.400%      28,405        28,405        10/01/18
                    83-G      0.000%      40,500             0        10/01/15
                    83-H      9.000%      52,500             0        03/01/17
                    83-I     10.000%      26,200             0        10/01/17
                    83-J       *          24,500             0        10/01/18
                    83-K      5.500%      25,035             0        10/01/18
                    83-R       **            400            43        10/01/18
                                       -----------------------
                                         400,400        43,063
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized
Mortgage Bonds
Series 84, Issued
9/29/88:            84-A     10.200%      73,215         2,643        06/25/18
                                       -----------------------

Collateralized      85-A      9.000%     238,600             0        04/01/06
Mortgage Bonds      85-B      9.000%      37,600             0        07/01/07
Series 85, Issued   85-C      9.150%     143,800             0        04/01/11
10/14/88:           85-D      9.250%      50,000        41,339        04/01/12
                    85-E      9.150%      30,000        57,654        11/01/18
                    85-R       **            500            99        11/01/18
                                       -----------------------
                                         500,500        99,092
                                       -----------------------

Collateralized      86-A      8.750%     207,700             0        04/01/11
Mortgage Bonds      86-B      9.000%      34,500             0        09/01/12
Series 86, Issued   86-C      9.000%      79,000             0        10/01/15
12/29/88:           86-D      9.900%      20,000             0        10/01/15
                    86-E      9.500%      32,000             0        07/01/16
                    86-F      8.750%     126,800       104,135        04/01/19
                    86-R       **            200            42        04/01/19
                                       -----------------------
                                         500,200       104,177
                                       -----------------------
Collateralized      87-A      8.500%      58,974             0        07/01/14
Mortgage Bonds      87-B      8.000%      15,885             0        06/20/16
Series 87, Issued   87-C      8.000%      21,047             0        06/20/18
12/28/88:           87-D      8.000%      25,168        15,651        04/20/20
                    87-E       *          28,826         4,265        04/20/20
                    87-R       **            100            13        04/20/20
                                       -----------------------
                                         150,000        19,929
                                       -----------------------

Collateralized      88-A      8.000%      78,060             0        06/01/07
Mortgage Bonds      88-B      8.000%      42,675             0        09/01/11
Series 88, Issued   88-C      8.000%      44,550        38,192        12/01/14
12/22/88:           88-D      8.000%      79,000        79,000        01/01/19
                    88-E      7.950%      43,200        64,358        01/01/19
                    88-F      7.750%      35,180             0        09/01/15
                    88-G      8.000%      10,000             0        02/01/16
                    88-H      8.000%       8,000             0        05/01/16
                    88-I      8.000%      12,000             0        11/01/16
                    88-J      7.950%       7,335             0        01/01/19
                    88-R       **            300             0        01/01/19
                                       -----------------------
                                         360,300       181,550
                                       -----------------------

Collateralized      89-A      8.875%      70,700             0        11/01/06
Mortgage Bonds      89-B      8.875%      39,000             0        11/01/10
Series 89, Issued   89-C      8.875%      25,400        25,400        11/01/12
01/31/89:           89-D      8.875%      78,500        78,500        08/01/17
                    89-E      8.875%      39,800        39,800        02/01/19
                    89-F        **       108,655             0        08/01/16
                    89-G      8.875%     111,575         7,831        02/01/19
                                       -----------------------
                                         473,630       151,531
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      90-A     10.000%      8,500              0        10/20/14
Mortgage Bonds      90-B     10.000%     12,500              0        01/20/19
Series 90, Issued   90-C     10.000%      7,500          1,920        01/20/19
01/26/89:           90-D     10.000%     21,500              0        01/20/19
                                       -----------------------
                                         50,000          1,920
                                       -----------------------

Collateralized      91-A      9.950%     29,700              0        03/01/19
Mortgage Bonds      91-B      9.950%     77,760         11,518        03/01/19
Series 91, Issued   91-C      9.950%     41,240         41,240        03/01/19
02/28/89:           91-D      9.950%     37,500         16,372        03/01/19
                    91-E      9.950%     30,000              0        03/01/19
                    91-F      9.950%    156,000              0        11/01/11
                    91-G      9.950%      7,600              0        02/01/12
                    91-H      9.950%     20,200              0        03/01/19
                    91-R       ***          100              0        03/01/19
                                       -----------------------
                                        400,100         69,130
                                       -----------------------

Collateralized      92-A      8.960%     44,960              0        05/01/19
Mortgage Bonds      92-B      8.960%     22,000              0        05/01/19
Series 92, Issued   92-C      8.960%     16,200              0        05/01/19
04/27/89:           92-D      8.960%     15,500         26,133        05/01/19
                    92-E      8.960%     36,720          5,005        05/01/19
                    92-F      8.960%      8,000              0        05/01/19
                    92-G      8.960%     56,970         56,970        05/01/19
                    92-H      8.960%      9,040              0        05/01/19
                    92-I      8.960%     18,000              0        05/01/19
                    92-J     10.000%     30,000              0        05/01/19
                    92-K     10.000%     25,240              0        05/01/19
                    92-L      8.960%     11,070              0        05/01/19
                    92-M      0.000%      6,500              0        05/01/19
                    92-R       ***           50              0        05/01/19
                                       -----------------------
                                        300,250         88,108
                                       -----------------------
Collateralized      93-A      9.500%     35,170              0        07/18/20
Mortgage Bonds      93-B      9.500%     33,500              0        07/18/20
Series 93, Issued   93-C      9.500%     29,600              0        07/18/20
06/29/89:           93-D      9.500%     16,420              0        07/18/20
                    93-E      9.500%     38,000          3,739        07/18/20
                    93-F      9.500%     30,000         30,000        07/18/20
                    93-G      9.500%     12,090              0        07/18/20
                    93-H      9.500%     53,000              0        07/18/20
                    93-I      9.500%     30,000              0        07/18/20
                    93-J      9.500%     10,000              0        07/18/20
                    93-K      9.500%     12,170              0        07/18/20
                    93-R       ***           75              0        07/18/20
                                       -----------------------
                                        300,025         33,739
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      94-A      9.500%     45,395              0        05/22/10
Mortgage Bonds      94-B      9.500%     70,000              0        06/22/13
Series 94, Issued   94-C      9.500%     21,000              0        06/22/13
06/29/90:           94-D      9.500%     37,642              0        06/22/15
                    94-E      9.850%     12,000              0        11/22/17
                    94-F      9.400%     42,000              0        11/22/17
                    94-G      9.500%      7,434              0        06/22/93
                    94-H      9.500%      6,159              0        06/22/95
                    94-I      9.500%     22,495              0        06/22/00
                    94-J      9.500%     20,843         17,611        09/22/03
                    94-K       **           160             28        06/22/20
                    94-R      9.500%      6,930             10        06/22/20
                    94-Z      9.500%     22,942         38,606        06/22/20
                                       -----------------------
                                        315,000         56,255
                                       -----------------------
Collateralized      95-A      8.500%    145,927              0        02/20/10
Mortgage Bonds      95-B       **            73              0        02/20/10
Series 95, Issued   95-C      9.000%     20,550              0        12/20/10
 01/30/91:          95-D      9.000%     50,250              0        10/20/12
                    95-E      9.000%     14,650              0        01/20/96
                    95-G      9.000%     22,950              0        01/20/01
                    95-H      9.000%     19,630         15,455        01/20/04
                    95-J       **           291             54        01/20/21
                    95-R      9.000%     25,970              2        01/20/21
                    95-Z      9.970%         10         40,358        01/20/21
                                       -----------------------
                                        300,301         55,869
                                       -----------------------

Collateralized      96-A      8.550%    287,100              0        06/20/14
Mortgage Bonds      96-B      9.100%     56,700              0        12/20/15
Series 96, Issued   96-C      9.100%     39,436              0        12/20/16
01/30/91:           96-D      9.300%     36,000              0        01/20/18
                    96-E      8.700%     18,000              0        01/20/18
                    96-F      9.100%     31,986              0        01/20/96
                    96-G      9.100%     56,657          1,844        07/20/01
                    96-H      9.100%     34,056         34,056        11/20/03
                    96-I       **           630            123        01/20/21
                    96-J       **           225              0        06/20/14
                    96-R      9.100%     55,800              0        01/20/21
                    96-Z      9.100%     14,040         87,139        01/20/21
                                       -----------------------
                                        630,630        123,162
                                       -----------------------


The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/95           Date
----------------    ----------------------------------------------------------

Collateralized      97-A      7.950%     25,110              0        08/20/02
Mortgage Bonds      97-B      7.950%     25,800              0        05/20/07
Series 97, Issued   97-C      8.250%     22,500              0        03/20/10
04/30/91:           97-D      8.500%     46,250              0        03/20/14
                    97-E      7.950%     38,676              0        08/20/16
                    97-F       **       113,558              0        04/20/21
                    97-G      7.950%      4,000          3,258        08/20/19
                    97-H      8.950%     60,000         48,868        08/20/19
                    97-I      8.500%     11,666         11,666        01/20/20
                    97-JA     8.750%     21,200         21,200        04/20/21
                    97-JB     8.500%     14,130         14,130        04/20/21
                    97-JC      **             3              3        04/20/21
                    97-K       **           340             45        04/20/21
                    97-L      8.500%     43,000              0        03/20/21
                    97-M      8.500%      4,375              0        04/20/21
                    97-MA      **           194              0        04/20/21
                    97-N      9.000%     17,158              0        04/20/21
                    97-O      9.000%     10,000              0        06/20/20
                    97-P      9.000%      5,682              0        11/20/19
                    97-Q      9.000%     11,123              0        02/20/20
                    97-S       **        15,835              0        04/20/21
                    97-SB      **         4,400              0        04/20/21
                    97-SC      **         5,000              0        04/20/21
                    97-T       **           500             99        04/20/21
                                       -----------------------
                                        500,500         99,269
                                       -----------------------

Collateralized      98-A        *       112,500         48,562        06/25/23
Mortgage Bonds                         -----------------------
Series 98, Issued
09/30/93:
Collateralized      99-A        *       225,000         41,749        10/25/23
Mortgage Bonds                         -----------------------
Series 99, Issued
10/29/93:


                                    $16,374,732     $2,534,651
                                    ==========================

LEGEND:


* These bonds are variable interest rate bonds. These bonds will bear interest at rates based upon the London Inter-bank Offered Rate, as specified in each Series Supplement to the Indenture between the Company and Bank of New York, as Trustee, dated February 1, 1985, as heretofore supplemented, amended and restated.


** These classes of bonds represent REMIC residual interests and other classes for which varying interest rates as described in each Series' Supplement apply.


*** These classes of bonds represent private placements of residual interests which have no stated interest rate.


**** For purposes of this schedule only, the balances shown for these series have been reduced by the January 1, 1996 bond payment.



ITEM 2. PROPERTIES:

        The Company has no physical properties.

ITEM 3. LEGAL PROCEEDINGS:

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        Information in response to this Item is omitted pursuant to General Instruction J.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:

        All of the Company's outstanding common stock is owned by LPS. Accordingly, there is no market for its common stock. The Company did not pay any dividends to LPS with respect to its common stock in 1995. The Company paid $48 thousand in dividends to LPS with respect to its common stock in 1994.

ITEM 6. SELECTED FINANCIAL DATA:

        Information in response to this Item is omitted pursuant to General Instruction J.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

GENERAL

The consolidated financial statements and related notes should be read in conjunction with the following review.

The Company was formed on January 25, 1985 solely for the purpose of facilitating the long-term financing of mortgage loans through the issuance and sale of mortgage-backed bonds (the "bonds"). Since its inception, the Company has issued and recorded in the financial statements 43 series of bonds. The bond series shown in the financial statements represent obligations solely of the Company, and are secured by mortgage collateral originated by Ryland Mortgage Company (RMC), a wholly owned subsidiary of The Ryland Group, Inc. (Ryland), and by other entities. The bonds are not guaranteed or insured by Ryland, RMC, LPS Holdings Corporation or any other affiliated entities.

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of December 31, 1995, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of December 31, 1995, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. During the year ended December 31, 1995 and 1994, the Company did not issue any bonds.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

The bonds were reduced during the year for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the year ended December 31, 1995, certain classes within each of 8 series totaling $58.1 million were redeemed. During the year ended December 31, 1994, certain classes within each of 17 series totaling $291.2 million were redeemed.

RESULTS OF OPERATIONS

For the years ended December 31, 1995, 1994 and 1993, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $44,557, $58,142 and $104,366, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                  1995             1994             1993
                             ------------------------------------------------
Average net investment in
  mortgage collateral           $468,072         $575,126         $997,561

Average effective interest
  rate                           9.40%            9.92%            10.10%


Expenses for the years ended December 31, 1995, 1994 and 1993 consisted primarily of interest on the Company's outstanding bonds and amortization of deferred costs, and totaled $44,546, $58,062 and $104,310, respectively. The amount of expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                  1995             1994             1993
                             ------------------------------------------------
Average debt outstanding        $477,155         $610,622         $1,064,759

Average cost of borrowings       9.22%            9.35%             9.54%


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

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1995 and 1994, cash deposits of $.2 million and $1.7 million were maintained by RMC.

It is anticipated that regular payments under the terms of the mortgages, as well as early mortgage retirements, will reduce the number of mortgages and amount of bonds outstanding in future years. The Company does not anticipate the issuance of additional series of bonds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


AUDITED CONSOLIDATED FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995

Report of Independent Auditors                                        26
Consolidated Balance Sheets                                           27
Consolidated Statements of Earnings                                   28
Consolidated Statements of Stockholder's Equity                       29
Consolidated Statements of Cash Flows                                 30
Notes to Consolidated Financial Statements                            31

REPORT OF INDEPENDENT AUDITORS



Board of Directors
Ryland Acceptance Corporation Four

We have audited the accompanying consolidated balance sheets of Ryland Acceptance Corporation Four (a wholly owned subsidiary of LPS Holdings Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryland Acceptance Corporation Four and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP
                                       ---------------------



February 5, 1996

CONSOLIDATED BALANCE SHEETS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31 (dollars in thousands)

ASSETS                                            1995                1994
                                         ----------------------------------
Collateral for bonds payable:
   Mortgage-backed securities
      held-to-maturity, less discounts
      of $1,263 and $2,301                   $    110,007         $    179,769
   Mortgage-backed securities
      available-for-sale                           47,846
   Mortgage loans receivable,
      less discounts of $1,929 and $2,347          66,685               83,908
Notes receivable,
      less discounts of $4,904 and $5,707         199,102              237,697
   Funds held by trustee                           26,231               25,164
                                            -------------        -------------
                                                  449,871              526,538
Cash                                                   11                   36
Other assets                                        4,318                5,085
                                            -------------        -------------
                                             $    454,200         $    531,659
                                            =============        =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
   of $6,662 and $7,862                      $    437,376         $    513,883
Due to affiliate                                    3,209                3,911
Other liabilities                                  12,385               13,855
                                            -------------        -------------
                                                  452,970              531,649
                                            -------------        -------------
STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
   10,000 shares authorized,
   issued and outstanding                              10                   10
Retained earnings                                       7                    -
Net unrealized gain on mortgage-backed
   securities available-for-sale
   (net of taxes of $809 and $0)                    1,213                    -
                                            -------------        -------------
                                                    1,230                   10
                                            -------------        -------------
                                             $    454,200         $    531,659
                                            =============        =============








See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31 (dollars in thousands)

                              1995               1994               1993
                           -------------------------------------------------
REVENUES

Interest                    $    44,647       $    58,088       $   102,461
Other                              (90)                54             1,905
                           ------------      ------------      ------------
                                 44,557            58,142           104,366
                           ------------      ------------      ------------

EXPENSES

Interest                         44,436            57,578           102,501
Other                               110               484             1,809
                           ------------      ------------      ------------
                                 44,546      	      58,062           104,310
                           ------------      ------------      ------------

EARNINGS BEFORE INCOME
   TAXES                             11                80                56

Income taxes                          4                32                22
                           ------------      ------------      ------------

NET EARNINGS                $         7       $        48       $        34
                           ============      ============      ============



























See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31, 1995, 1994 and 1993  (dollars in thousands)

                                                      Net
                                                   Unrealized
                                                    Gain on
                                                      MBS           Total
                          Common      Retained     Available-   Stockholder's
                           Stock      Earnings      for-Sale        Equity
                        -----------------------------------------------------
Balance at
  December 31, 1992      $    10      $     -       $     -         $    10

Net earnings                               34                            34
Common stock dividends                    (34)                          (34)
                        -----------------------------------------------------

Balance at
  December 31, 1993           10            -             -              10
                        -----------------------------------------------------

Net earnings                               48                            48
Common stock dividends                    (48)                          (48)
                        -----------------------------------------------------

Balance at
  December 31, 1994           10            -             -              10
                        -----------------------------------------------------

Net earnings                                7                             7
Increase in net
  unrealized gain on
  MBS available-for-sale
  (net of taxes of $808)                              1,213           1,213
                        -----------------------------------------------------

Balance at
  December 31, 1995      $    10      $     7       $ 1,213         $ 1,230
                        =====================================================















See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31 (dollars in thousands)

                                              1995          1994         1993
                                           -----------------------------------
Cash flows from operating activities:
  Net earnings                              $    7       $    48      $    34
  Adjustments to reconcile net earnings to
    net cash used for operating activities:
  Amortization:
    Deferred financing costs                    94           381        1,710
    Discounts on bonds payable               1,200         3,562        8,527
     Discounts on collateral for
       bonds payable                        (1,263)       (3,858)      (8,356)
  Net decrease in other assets, other
     liabilities and amounts due
     to affiliate                           (2,513)       (8,342)     (13,639)
Net cash used for operating activities      (2,475)       (8,209)     (11,724)
Cash flows from investing activities:
  Additions to other collateral for
     bonds payable                                -       (13,101)           -
  Principal reduction on mortgage-backed
     securities - held-to-maturity          24,184        86,211            -
  Principal reduction on other collateral
     for bonds payable                      57,039       155,277      511,862
  Decrease (increase) in funds held
     by trustee                             (1,067)       69,572       39,333
                                           -------       -------      -------
Net cash provided by investing activities   80,156       297,959      551,195
Cash flows from financing activities:
  Additions to bonds payable                     -        12,774            -
  Reductions of bonds payable              (88,842)     (315,492)    (548,286)
  Principal accretion on bonds payable      11,136        12,955        8,907
  Dividends paid                                 -           (48)         (34)
                                           -------       -------      -------
Net cash used for financing activities     (77,706)     (289,811)    (539,413)
                                           -------       -------      -------
Net (decrease) increase in cash                (25)          (61)          58
Cash at beginning of year                       36            97           39
                                           -------       -------      -------
CASH AT END OF YEAR                       $     11      $     36     $     97
                                          ========      ========     ========
Supplemental disclosures:
Cash paid during the year for interest    $ 44,531      $ 60,363     $105,257
                                          ========      ========     ========










See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Ryland Acceptance Corporation Four (the "Company") is a wholly owned subsidiary of LPS Holdings Corporation (LPS) and an indirect, wholly owned subsidiary of The Ryland Group, Inc. (Ryland). The Company was organized to facilitate the long-term financing of mortgage loans originated by Ryland Mortgage Company (RMC), a wholly owned subsidiary of Ryland, and other entities through the issuance and sale of mortgage-backed bonds.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the 1995 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, C.C. Holding Company and Brock Acceptance Corporation (BAC). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Collateral for Bonds Payable

Collateral for bonds payable consists of mortgage-backed securities, mortgage loans receivable, notes receivable from participants, funds held by trustee and various types of insurance. Mortgage-backed securities consist primarily of GNMA certificates, FNMA mortgage pass-through certificates and FHLMC participation certificates. Mortgage loans receivable consists of loans collateralized by first mortgages or first deeds of trust on single family attached or detached houses.

Notes receivable represent funding agreements with unaffiliated entities (the "participants") participating in the Company's bond programs. The Company issues bonds and lends proceeds to the participants in accordance with funding agreements. These funding agreements are fully collateralized by mortgage loans and mortgage-backed securities. The Company has assigned to the Trustee its interest in these funding agreements and the underlying loans and mortgage-backed securities as collateral for a corresponding amount of bonds. Principal and interest on the funding agreements are payable concurrently and at the same rate as such payments on the bonds.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Collateral for Bonds Payable (Continued)

Funds held by trustee represent payments on mortgage collateral and reinvestment earnings on such funds which have not been applied to pay principal and interest on the bonds. These funds are restricted to assure payment in accordance with the Trust Indenture ("the Indenture").

The mortgage collateral securing the bonds may include mortgage loans that are delinquent or non-performing, and real estate owned ("REO") properties. At December 31, 1995, Mortgage loans receivable and Notes receivable include 145 loans in the amount of $14.2 million that are delinquent, non-performing, or REO properties. At December 31, 1994, Mortgage loans receivable and Notes receivable include 153 loans in the amount of $16.6 million that are delinquent, non-performing, or REO properties. Reserves for these loans have not been established as any anticipated losses would be covered by primary mortgage insurance, hazard insurance, mortgagor bankruptcy insurance or mortgage pool insurance policies. Since the Company's inception, the Company has recovered $20.7 million from pool insurance which represents less than 1% of the initial total principal balance of mortgage loans. At December 31, 1995, $258.6 million or 93% of the initial pool insurance coverage remains available for future potential losses. Management believes that this coverage is adequate. As of December 31, 1995, the pool insurer has been rated AAA by a nationally recognized statistical rating agency.

Mortgage loans receivable acquired from an affiliate are valued at the affiliate's net carrying amount which is the lower of cost or market at the time of transfer.

Collateral for bonds payable are reported net of loan origination discount points and purchase price discounts. These discounts are deferred as an adjustment to the carrying value of the related collateral for bonds payable and are amortized into interest income over their respective lives using the interest method adjusted currently for the effects of prepayments.

Deferred Financing Costs

Financing costs incurred in connection with the issuance of bonds are capitalized and amortized over the respective lives of the bonds using the interest method adjusted currently for the effects of prepayments. These costs are included in other assets in the accompanying consolidated financial statements.

Bond Price Discounts

Price discounts incurred in connection with the issuance of bonds are deferred as an adjustment to the carrying value of the bonds and are amortized into interest expense over the lives of the bonds using the interest method adjusted currently for the effects of prepayments.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Income Taxes

The Company is included in the consolidated federal income tax return filed by Ryland. Consolidated income taxes are allocated to the Company using the separate return method. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), effective January 1, 1993. Prior to the adoption of FAS 109, income taxes were accounted for in accordance with FAS 96. The impact of the adoption of FAS 109 was not material. Certain items of income and expense are included in one period for financial reporting purposes and another for income tax purposes. Deferred income taxes are provided in recognition of these differences.

Mortgage Backed Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994.

Management determines the appropriate classification of mortgage backed securities at the time of purchase and reevaluates such designations as of each balance sheet date. The Company has classified its investments in mortgage-backed securities as held-to-maturity and available-for-sale. Securities classified as held-to-maturity are accounted for at amoritized cost. Securities classified as available-for-sale are measured at fair market value with market value changes, net of tax, reflected as a component of stockholder's equity. Because the Indentures prohibit liquidation of collateral for bonds payable, fair values cannot be realized unless the corresponding bonds payable are redeemed.

In November 1995, the Financial Accounting Standards Board issued Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", as an aid in understanding and implementing Statement 115. The effect of adopting this implementation guidance as of December 31, 1995 has resulted in the reclassification of $45,825 of mortgage backed securities from the held-to-maturity classification to the available-for-sale classification. The related unrealized gain recorded in stockholder's equity totaled $1,213, net of deferred taxes of $808. Restatement of prior periods to reflect the effects of initially adopting this implementation guidance is not permitted.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The following is a summary of available-for sale and held-to-maturity securities as of:

                     Amortized      Unrealized      Unrealized     Estimated
                    Gross Cost      Gross Gains        Losses     Fair Value
December 31, 1995
 Available-for-sale   $45,825         $ 2,021         $    -        $ 47,846
 Held-to-maturity     110,007           8,754              -         118,761
                     --------         -------         ------        --------
      Totals         $155,832         $10,775         $    -        $166,607
                     ========         =======         ======        ========
December 31, 1994
Held-to-maturity     $179,769         $ 4,086         $1,709        $182,146
                     ========         =======         ======        ========

NOTE B--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet.

FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those fair values are significantly affected by the assumptions used, including the discount rate and estimates of cash flow. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE B--FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The estimated fair values of the company's financial instruments are as follows:

                                                   December 31,

                                           1995                    1994
                                ----------------------------------------------
                                                 Fair                    Fair
                                   Carrying     Market     Carrying     Market
                                    Value       Value        Value      Value
                                ----------------------------------------------
Assets:
Cash                                  $11         $11         $36         $36
Mortgage-backed securities
  held-to-maturity                110,007     118,761     179,769     182,146
Mortgage-backed securities
  available-for-sale               47,846      47,846           -           -
Mortgage loans receivable          66,685      71,596      83,908      86,300
Notes receivable                  199,102     214,495     237,697     242,856
Funds held by trustee              26,231      26,231      25,164      25,164

Liabilities:
Bonds payable                     437,376     471,906     513,883     535,163

The company used the following methods and assumptions in estmating fair values:

Cash:  The carrying amounts of cash approximate fair values.

Mortgage-backed securities and mortgage loans receivable: Fair values are estimated using quoted market prices for similar certificates, loans or securities.

Notes receivable: Fair values are based on quoted market prices for securities comparable to those that collateralize the notes receivable.

Funds held by trustee: The carrying amounts of funds held by trustee approximate fair values.

Bonds payable: Fair values are based on quoted market prices of comparable securities.

Because the Indentures prohibit liquidation of collateral for bonds payable, fair values cannot be realized unless the corresponding bonds payable are redeemed. As more fully described in Note C, the bonds can be redeemed before maturity by the Company only under certain prescribed conditions.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE C--BONDS PAYABLE

Bonds payable represent mortgage-backed bond series issued by the Company. Neither Ryland, nor any affiliated entities have guaranteed, nor are they otherwise obligated, with respect to these bond issues.

At December 31, 1995 and 1994, mortgage-backed bond series consisted of series with various classes maturing in the years 2006 through 2019. Payments are made on a periodic basis as a result of, and in amounts related to, corresponding payments received on the underlying mortgage collateral. Also, additional payments of the bonds may occur prior to maturity in accordance with certain provisions of the Indenture and related Series Supplements between the Company and the Trustee. At December 31, 1995 and 1994, the classes of each series of bonds bear interest at fixed rates ranging from 7.25% to 12.625%.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

Under certain provisions of the Indenture, a bond series or a class within certain series may be redeemed at par prior to the stated maturity date. The redemption may take place at the earlier of specified dates or when the outstanding collateral value (as defined in the Indenture) of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of its initial collateral value of such securities. Certain classes within each of 8 series totaling $58.1 million were redeemed in 1994 and certain classes within each of 17 series totaling $291.2 million were redeemed in 1994.

The Company uses its shelf registration to issue bonds on behalf of other companies. As of December 31, 1995, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the financial statements of the Company since these transactions have been accounted for as sales of the associated mortgage collateral in accordance with generally accepted accounting principles. The outstanding principal balance at December 31, 1995 and 1994, of bonds issued by the Company which is not included in the accompanying financial statements is $2 billion and $2.5 billion, respectively. During the years ended December 31, 1995 and 1994, the Company did not issue any bonds.

At December 31, 1995, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

Also included in bonds payable at December 31, 1995 and 1994 are funding notes payable totaling $.9 million and $1.0 million which represent BAC's participation in bond series issued by an unaffiliated entity.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE D--TRANSACTIONS WITH AFFILIATED COMPANIES

The Company records various intercompany transactions with affiliates and Ryland. These transactions include ongoing charges related to the outstanding bonds. The amount of these charges for the years ended December 31, 1995, 1994 and 1993 was $.2 million, $.4 million and $2.4 million, of which $.3 million, $.3 million, and $.5 million is recorded in interest revenue and ($.1) million, $.1 million and $1.9 million is recorded in other revenue, respectively.

The Company is charged a finance charge which is based on the average outstanding balance of advances made by Ryland and RMC. The amount of finance charge, which has been recorded in interest expense, is $.3 million, $.3 million and $.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Interest is calculated at approximate market rates. The carrying values of Due to affiliate were $3,209 and $3,911 at December 31, 1995 and 1994, respectively.

Included in bonds payable are amounts which RMC holds totaling $72,704 and $80,887 at December 31, 1995 and 1994, respectively. Interest incurred on the bonds payable amounted to $7,380 and $9,254 in 1995 and 1994, respectively.

An affiliate performed the administration function through June 30, 1995 for the bonds issued under the Company's shelf registration statement. The affiliate was sold as of June 30, 1995 and continues to provide these functions as an unaffiliated entity. There were no payable balances related to administration fees to affiliated companies at December 31, 1995. Payable balances related to administration fees to affiliated companies were $155 at December 31, 1994.

In addition, an affiliate performs the loan servicing function for certain mortgage loans collateralizing the bonds. All fees and related expenses in connection with these services are recorded in the affiliates' financial statements.

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1995 and 1994, cash deposits of $.2 million and $1.7 million were maintained by RMC.


NOTE E--INCOME TAXES

The Company accounts for its income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 , "Accounting for Income Taxes" (FAS 109), effective January 1, 1993. Prior to the adoption of FAS 109, income taxes were accounted for in accordance with FAS 96. As both FAS 96 and 109 required the liability method, the adoption of FAS 109 did not have a material impact on the Company's financial statements.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE E--INCOME TAXES - (CONTINUED)

Under the liability method, the deferred tax liability (asset) is determined based on enacted tax rates and is subsequently adjusted for changes in tax rates. A change in the deferred tax liability (asset) results in a charge or credit to deferred tax expense. The Company's provision for income taxes for the years ended December 31, is summarized as follows:

                                1995                1994                1993
                        ------------------------------------------------------
Current:
  Federal                    $  (85)             $  (30)             $  545
  State                         (18)                 (8)                117
                             -------             -------             ------
Total current                  (103)                (38)                662
                             =======             =======             ======

Deferred:
  Federal                        88                  58                (527)
  State                          19                  12                (113)
                             ------              ------              ------
Total deferred                  107                  70                (640)
                             ------              ------              ------
Total provision               $   4               $  32               $  22
                             ======              ======              ======

The actual income tax rate differs from the statutory federal income tax rate as follows:

                                1995                1994                1993
                          ---------------------------------------------------
Statutory federal rate           35%                 35%                 35%
Increases (reductions):
State taxes                       5                   5                   4
                                ----                ----                ----
Total actual income tax rate     40%                 40%                 39%
                                ====                ====                ====

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1995 (dollars in thousands)


NOTE E--INCOME TAXES - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and December 31, 1994 are as follows (in thousands):

                                    12/31/95           12/31/94
                                    ---------------------------
Deferred tax assets:
  Bond issuance discounts             $367               $474
                                    ------             ------
Total deferred tax assets              367                474
                                    ------             ------
Deferred tax liability:
  Unrealized excess market value    $(809)              $   -
                                    -----               -----
Total deferred tax liabilities       (809)                  -
                                    ------              -----
Net deferred tax (liability) asset  $(442)              $ 474
                                    ======              =====

The Company has determined that no valuation allowance for the deferred tax asset is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         Information in response to this Item is omitted pursuant to General Instruction J.

ITEM 11. EXECUTIVE COMPENSATION:

         Information in response to this Item is omitted pursuant to General Instruction J.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Information in response to this Item is omitted pursuant to General Instruction J.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Information in response to this Item is omitted pursuant to General Instruction J.


                                   PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a)(1) Consolidated Financial Statements.

         The following financial statements are included in Part II, Item 8:

         Report of Independent Auditors

                Consolidated Balance Sheets-December 31, 1995 and 1994

                Consolidated Statements of Earnings-Years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Stockholder's Equity - Years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

                Notes to Consolidated Financial Statements

         (a)(2) Consolidated Financial Statement Schedules.

                All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

         (A)(3) Exhibits.

         3.1 Articles of Incorporation of Ryland Acceptance Corporation Four (incorporated herein by reference to Exhibit to Company's Form 10, filed February 13, 1985).

         3.2 By-laws of Ryland Acceptance Corporation Four (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-13199) dated April 22, 1987, filed May 6, 1987).

         4.1 Indenture between Ryland Acceptance Corporation Four and S Sovran Bank, N.A., as Trustee, dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1985, filed May 10, 1985).

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

         4.9 Amended and Restated Indenture for Series 8 Bonds and subsequent Series of Bonds, dated as of February 1, 1986 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for period ended December 31, 1985, filed March 31, 1986).

        4.10 Conformed copy of Series 8 Supplemental Indenture, dated as of February 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1985, filed March 31,
                1986).

        4.11 Conformed copy of Series 9 Supplemental Indenture, dated as of February 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1985, filed March 31,
                1986).

        4.12 Conformed copy of Series 10 Supplemental Indenture, dated as of February 1, 1986, between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

        4.13 Conformed copy of Series 11 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1986, filed May 15,
                1986).

        4.14 Conformed copy of Series 12 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1986, filed May 15,
                1986).

        4.15 Conformed copy of Series 13 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1986, filed May 15,
                1986).

        4.16 Conformed copy of Series 14 Supplemental Indenture, dated as of May 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1986, filed August 12, 1986).

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

        4.25 Conformed copy of Series 23 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended September 30, 1986, filed November 14, 1986).

        4.26 Conformed copy of Series 24 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended September 30, 1986, filed November 14, 1986).

        4.27 Conformed copy of Series 25 Supplemental Indenture, dated as of October 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended September 30, 1986, filed November 14, 1986).

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

        4.36 Supplemental Indenture, dated as of January 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1986, filed March 31, 1987).

        4.37 Conformed copy of Series 33 Supplemental Indenture, dated as of February 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1986, filed March
                31, 1987).

        4.38 Conformed copy of Series 34 Supplemental Indenture, dated as of February 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1986, filed March 31,
                1987).

        4.39 Conformed copy of Series 35 Supplemental Indenture, dated as of March 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-13199) dated April 22, 1987, filed May 6, 1987).

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

        4.43 Conformed copy of Series 38 Supplemental Indenture, dated as of April 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 8-K (File No. 0-13199) dated April 22, 1987 filed May 6, 1987).

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

        4.48 Conformed copy of Series 43 Supplemental Indenture, dated as of June 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1987 filed August 15,
                1987).

        4.49 Conformed copy of Series 44 Supplemental Indenture, dated as of June 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1987 filed August 15,
                1987).

        4.50 Conformed copy of Series 45 Supplemental Indenture, dated as of July 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-15260, filed June 29, 1987).

        4.51    (Reserved)

        4.52 Conformed copy of Series 47 Supplemental Indenture, dated as of July 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement No. 33-15260, filed June 29, 1987).

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

        4.58 Conformed copy of Series 53 Supplemental Indenture, dated as of October 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended September 30, 1987, filed November 13, 1987).

        4.59 Conformed copy of Series 54 Supplemental Indenture, dated as of October 1, 1987, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended September 30, 1987, filed November 13, 1987).

        4.60 Amended and Restated Indenture between Ryland Acceptance Corporation Four and Sovran Bank, N.A., as trustee, dated as of July 1, 1987 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30, 1988).

        4.61 Conformed copy of Series 55 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30,
                1988).

        4.62 Conformed copy of Series 56 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30,
                1988).

        4.63 Conformed copy of Series 57 Supplemental Indenture, dated as of December 4, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30,
                1988).

        4.64 Conformed copy of Series 58 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30,
                1988).

        4.65    (Reserved)

        4.66 Conformed copy of Series 60 Supplemental Indenture, dated as of December 1, 1987 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-K (File No. 0-13199) for the year ended December 31, 1987, filed March 30,
                1988).

        4.67 Conformed copy of Series 61 Supplemental Indenture, dated as of February 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-21612), filed April 29, 1988).

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

        4.80 Conformed copy of Series 72 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-23346), filed July 27, 1988).

        4.81 Conformed copy of Series 73 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-23346), filed July 27, 1988).

        4.82 Conformed copy of Series 74 Supplemental Indenture, dated as of June 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-23346), filed July 27, 1988).

        4.83 Conformed copy of Series 75 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199), for the period ended June 30, 1988 filed August 15,
                1988).

        4.84 Conformed copy of Series 76 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199), for the period ended June 30, 1988 filed August 15,
                1988).

        4.85 Conformed copy of Series 77 Supplemental Indenture, dated as of July 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199), for the period ended June 30, 1988 filed August 15,
                1988).

        4.86 Conformed copy of Series 78 Supplemental Indenture, dated as of August 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Current Report on Form 8-K, (File No. 0-13199) dated July 28, 1988 filed September 8, 1988).

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

        4.93 Conformed copy of Series 85 Supplemental Indenture, dated as of October 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-26428 filed January 9, 1989).

       4.94 Conformed copy of Series 86 Supplemental Indenture, dated as of December 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-26428 filed January 9, 1989).

        4.95 Conformed copy of Series 87 Supplemental Indenture, dated as of December 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-26428 filed January 9, 1989).

        4.96 Conformed copy of Series 88 Supplemental Indenture, dated as of December 1, 1988, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to the Registration Statement No. 33-26428 filed January 9, 1989).

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

       4.110 Conformed Copy of Series 98 Series Second Supplement to Indenture, dated as of July 1, 1994, between the Registrant and NationsBank of Virginia, N.A., as Trustee (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File No. 0-13199), dated June 1, 1994, filed April 19, 1995).

       4.111 Conformed Copy of Series 98 Series Third Supplement to Indenture, dated as of August 1, 1994, between Registrant and NationsBank of Virginia, N.A., as Trustee (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File No. 0-13199), dated June 1, 1994, filed April 19, 1995).

       4.112 Conformed Copy of Series 99 Series Second Supplement to Indenture, dated as of July 1, 1994, between Registrant and NationsBank of Virginia, N.A., as Trustee (Incorporated herein by reference to Exhibit to Current Report on Form 8-K (File No. 0-13199), dated June 1, 1994, filed April 19, 1995).

        21.1    Subsidiaries of the Registrant:

                C. C. Holding Company was incorporated in Virginia on
                March 29, 1988 to acquire and hold mortgage collateral subject to the bond liability.

                Brock Acceptance Corporation was incorporated in Delaware on December 20, 1984 to acquire and hold mortgage collateral subject to the bond liability.

        24.1    Consent of Ernst & Young LLP, Independent Auditors.

        25.1    Power of Attorney of Directors of registrant.

        27.1    Financial Data Schedule (electronic filing only)

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

        99.5 Form of Funding Agreement (Incorporated herein by reference to Exhibit to Amendment No. 1 to Registration Statement No. 2-95839, filed March 13, 1985) and Funding Note (Incorporated herein by reference to Exhibit to Report on Form 10-Q) (File No. 0-13199) for period ended June 30, 1985, filed August 12,
                1985).

        99.6 Form of Servicing Agreement and Standard Provisions (Incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for period ended June 30, 1985, filed August 12, 1985).

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

       99.25 Standard Provisions to Servicing Agreement, January, 1986 Edition (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

       99.26 First Supplement to Standard Provisions to Servicing Agreement, January 1986 Edition, dated February 1, 1986 (Incorporated herein by reference to Exhibit to Registrant's Annual Report on Form 10-K (File No. 0-13199) for the period ended December 31, 1985, filed March 31, 1986).

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

       99.45 Standard Provisions of the Saxon Mortgage Funding Corporation Seller/Servicer Guide (December 1992 Edition) (Incorporated herein by reference to Exhibit to Saxon Mortgage Securities Corporation's Registration Statement on Form S-11 (No. 33-57204).

       (b)      Reports on Form 8-K:
                None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYLAND ACCEPTANCE CORPORATION FOUR


                              By:   /s/ Michael C. Brown
                                    ------------------------------------
                                    Michael C. Brown, Director

                                    Dated:  March 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Michael C. Brown
                                    ------------------------------------
                                    Michael C. Brown,
                                    Director

                                    Dated:  March 30, 1996

                                    /s/ Patricia S. Gloth
                                    ------------------------------------
                                    Patricia S. Gloth,
                                    Vice-President, Financial Operations

                                    Dated:  March 30, 1996


A Majority of the Board of Directors:

                             By:   /s/ Michael C. Brown
                                   ------------------------------------
                                   For Himself Michael C. Brown, and as
                                   Attorney-in-Fact

                                   Dated:  March 30, 1996

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:




Pursuant to the Registrant's Trust Indenture, the Registrant must furnish all Holders of bonds of a series an Annual Report within 120 days of the Registrant's year end. The Annual Report to bondholders for the year ended December 31, 1995 will be furnished to the bondholders subsequent to the filing of this Annual report on Form 10-K. The Registrant does not provide its security holders with proxy statements or other proxy soliciting material.

INDEX OF EXHIBITS:

                                                                PAGE OF
                                                              SEQUENTIALLY
                                                             NUMBERED PAGES

24.1     Consent of Ernst & Young LLP, Independent Auditors         60

25.1     Power of Attorney of Directors of registrant               61

27.1     Financial Data Schedule                                    62

EXHIBIT 24.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-39357) of Ryland Acceptance Corporation Four and in the related Prospectus of our report dated February 5, 1996, with respect to the consolidated financial statements of Ryland Acceptance Corporation Four included in this Annual Report (Form 10-K) for the year ended December 31, 1995.


                                       /s/ Ernst & Young LLP
                                       ---------------------



Baltimore, Maryland
March 27, 1996

EXHIBIT 25.1

RYLAND ACCEPTANCE CORPORATION FOUR

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS that the undersigned directors and officers of Ryland Acceptance Corporation Four, a Maryland corporation, constitute and appoint Michael C. Brown as the true and lawful agent and attorney-in-fact of the undersigned with full power and authority in said agent and attorney-in-fact to sign for the undersigned in their respective names as directors and officers of Ryland Acceptance Corporation Four, the Annual Report on Form 10-K of Ryland Acceptance Corporation Four, for the fiscal year ended December 31, 1995, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We hereby confirm all acts taken be such agent and attorney-in-fact as herein authorized.


Dated:  March 30, 1996

By:
      ------------------------------------
Title:    Michael C. Brown, Director