Form 10-Q
period 1996-03-31
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1996-05-10
CIK 763660

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended  March 31, 1996
                                ---------------
                  or

[ ]   Transition Report Pursuant to Section 13 or 15(d) for the Securities
Exchange Act of 1934

For the transition period from                      to
                               --------------------    --------------------.

Commission File Number 0-13199
                       -------

                      RYLAND ACCEPTANCE CORPORATION FOUR
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                 52-1402921
- ------------------------------                  ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

11000 Broken Land Parkway, Columbia, Maryland              21044-3562
- ---------------------------------------------            ---------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (410) 715-7800
                                                             ---------------

                                     None
- ------------------------------------------------------------------------------
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

As of May 10, 1996, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

              RYLAND ACCEPTANCE CORPORATION FOUR & SUBSIDIARIES
                                 FORM 10-Q
                                   INDEX



                                                                   Page Number
- ------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets at March 31,
                1996 and March 31, 1995 (unaudited)                      3

                Consolidated Statements of Earnings for the
                   three months ended March 31, 1996 and 1995
                   (unaudited)                                           4

                Consolidated Statements of Retained Earnings
                  for the three months ended March 31, 1996
                  and 1995 (unaudited)                                   5

                Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1996
                  and 1995 (unaudited)                                   6

                Notes to Unaudited Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8-10

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                       11

        Item 5.  Other Information                                       11

        Item 6.  Exhibits and Reports on Form 8-K                        12-27

SIGNATURES                                                               28

Part I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)


           	                                   March 31,        December 31,
ASSETS                                          1996              1995
                                            -------------------------------
Collateral for bonds payable:
   Mortgage-backed securities
     held-to-maturity, less discounts
     of $1,199 and $1,263                    $  105,690          $  110,007
   Mortgage-backed securities
     available-for-sale                          46,101              47,846
   Mortgage loans receivable,
     less discounts of $1,551 and $1,929         54,142              66,685
   Notes receivable, less discounts
     of $4,632 and $4,904                       184,320             199,102
   Funds held by trustee                         20,249              26,231
                                             ----------          ----------
                                                410,502             449,871

Cash                                                 11                  11
Other assets                                      4,312               4,318
                                             ----------          ----------
                                             $  414,825          $  454,200
                                             ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
  of $6,282 and $6,662                       $  398,760          $  437,376
Due to affiliate                                  3,143               3,209
Other liabilities                                11,236              12,385
                                             ----------          ----------
                                                413,139             452,970
                                             ----------          ----------

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
  10,000 shares authorized,
  issued and outstanding                             10                  10
Retained earnings                                     7                   7
Net unrealized gain on mortgage-backed
  securities available-for-sale
  (net of taxes of $1,113 and $809)               1,669               1,213
                                             ----------          ----------
                                                  1,686               1,230
                                             ----------          ----------
                                             $  414,825          $  454,200
                                             ==========          ==========


See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

Three Months Ended March 31 (dollars in thousands)


                                                 1996               1995
                                            --------------------------------
REVENUES

Interest                                       $   9,919          $   11,731
Other                                                (12)                (40)
                                              ----------          ----------
                                                   9,907              11,691
                                              ----------          ----------

EXPENSES

Interest                                           9,863              11,656
Other                                                 44                  30
                                              ----------          ----------
                                                   9,907              11,686
                                              ----------          ----------

EARNINGS BEFORE INCOME TAXES                           0                   5

Income taxes                                           0                   2
                                              ----------          ----------

NET EARNINGS                                   $       0          $        3
                                              ==========          ==========



























See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)

Three Months Ended March 31 (dollars in thousands)

                                                 1996               1995
                                            --------------------------------
Retained earnings, beginning of period       $        7           $        -

Net earnings                                          0                    3
                                             ----------           ----------

Retained earnings, end of period             $        7           $        3
                                             ==========           ==========











































See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended March 31 (dollars in thousands)


                                                 1996               1995
                                            --------------------------------
Cash flows from operating activities:
   Net earnings                               $       0             $       3
   Adjustments to reconcile net earnings
     to net cash used for operating
     activities:
   Amortization:
      Deferred financing costs                       33                    23
      Discounts on bonds payable                    380                   233
      Discounts on collateral for
         bonds payable                             (420)                 (253)
   Net decrease in other assets,
      other liabilities and amounts
      due to affiliate                           (1,857)                 (950)
                                              ----------            ----------
Net cash used for operating activities           (1,864)                 (944)
                                              ----------            ----------
Cash flows from investing activities:
   Principal reduction on mortgage-backed
      securities - available-for-sale             1,733                     -
   Principal reduction on mortgage-backed
      securities - held-to-maturity               5,171                 4,417
   Principal reduction on other
      collateral for bonds payable               27,976                12,848
   Decrease in funds held by trustee              5,981                 6,694
                                              ----------            ----------
Net cash provided by investing activities        40,861                23,959
                                              ----------            ----------

Cash flows from financing activities:,
   Reductions of bonds payable                  (41,542)              (25,946)
   Principal accretion on bonds payable           2,545                 2,953
                                              ----------            ----------
Net cash used for financing activities          (38,997)              (22,993)
                                              ----------            ----------

Net (decrease) increase in cash                       0                    22
Cash at beginning of year                            11                    36
                                              ----------            ----------
CASH AT END OF PERIOD                         $      11             $      58
                                              ==========            ==========

Supplemental disclosures:
   Cash paid during the period
      for interest                            $  10,059             $  11,795
                                              ==========            ==========




See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996


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

Certain amounts previously reported have been reclassified to conform with the 1996 presentation.

The consolidated financial statements for the periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.

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

The consolidated balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements as of that date.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, C.C. Holding Company and Brock Acceptance Corporation. All significant intercompany transactions and balances are eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

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

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of March 31, 1996, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of March 31, 1996, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. During the three months ended March 31, 1996 and 1995, the Company did not issue any bonds.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

The bonds were reduced during the period for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the three months ended March 31, 1996, certain classes within five series totaling $19.1 million were redeemed. During the three months ended March 31, 1995, certain classes within one series totaling $19.1 million were redeemed.

RESULTS OF OPERATONS

For the three months ended March 31, 1996 and 1995, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $9,907 and $11,691, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------

Average net investment in
  mortgage collateral                        $  409,395          $  493,509

Average effective interest rate                   9.56%              9.36%


Expenses for the three months ended March 31, 1996 and 1995 consisted primarily of interest on the Company's outstanding bonds and amortization of
deferred costs, and totalled $9,907 and $11,686, respectively.   The amount of
expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------
Average debt outstanding                     $  423,328          $  504,131

Average cost of borrowings                        9.25%               9.16%


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

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At March 31, 1996 and 1995, cash deposits of $192 thousand and $175 thousand were maintained by RMC.

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

        4.63    (Reserved)

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

                       RYLAND ACCEPTANCE CORPORATION FOUR



                               By:      /s/ Michael C. Brown
                                        -------------------------------------
                                        Michael C. Brown,Director
                                        (Authorized Officer of Registrant)



                                        /s/ Patricia S. Gloth
                                        --------------------------------------
                                        Patricia S. Gloth, Vice President
                                        (Principal Accounting Officer)





Dated: May 15, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RYLAND ACCEPTANCE CORPORATION FOUR


                               By:      /s/ Michael C. Brown
                                        -------------------------------------
                                        Michael C. Brown,Director
                                        (Authorized Officer of Registrant)



                                        /s/ Patricia S. Gloth
                                        --------------------------------------
- -
                                        Patricia S. Gloth, Vice President
                                        (Principal Accounting Officer)





Dated: May 15, 1996


1

2