Form 10-Q
period 1996-06-30
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1996-08-13
CIK 763660

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended  June 30, 1996
                               ---------------
                  or

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

As of August 12, 1996, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

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

              RYLAND ACCEPTANCE CORPORATION FOUR & SUBSIDIARIES
                                 FORM 10-Q
                                   INDEX



                                                                   Page Number
- ------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets at June 30,
                1996 and December 31, 1995 (unaudited)                    3

                Consolidated Statements of Earnings for the
                   three and six months ended June 30, 1996
                   and 1995 (unaudited)                                   4

                Consolidated Statements of Retained Earnings
                  for the three and six months ended June 30, 1996
                  and 1995 (unaudited)                                    5

                Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1996
                  and 1995 (unaudited)                                    6

                Notes to Unaudited Consolidated Financial Statements      7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8-10

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                       11

        Item 5.  Other Information                                       11

        Item 6.  Exhibits and Reports on Form 8-K                     12-27

SIGNATURES                                                               28

Part I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)


           	                                   June 30,          December 31,
ASSETS                                          1996                1995
                                           ---------------------------------
Collateral for bonds payable:
   Mortgage-backed securities
     held-to-maturity, less discounts
     of $1,143 and $1,263                    $   99,835           $  110,007
   Mortgage-backed securities
     available-for-sale                          27,937               47,846
   Mortgage loans receivable,
     less discounts of $1,692 and $1,929         57,054               66,685
   Notes receivable, less discounts
     of $4,305 and $4,904                       158,903              199,102
   Funds held by trustee                         30,832               26,231
                                             ----------           ----------
                                                374,561              449,871

Cash                                                195                   11
Other assets                                      3,505                4,318
                                             ----------           ----------
                                             $  378,261           $  454,200
                                             ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
  of $5,822 and $6,662                       $  364,481           $  437,376
Due to affiliate                                  3,077                3,209
Other liabilities                                 9,809               12,385
                                             ----------           ----------
                                                377,367              452,970
                                             ----------           ----------

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
  10,000 shares authorized,
  issued and outstanding                             10                   10
Retained earnings                                     7                    7
Net unrealized gain on mortgage-backed
  securities available-for-sale
  (net of taxes of $584 and $809)                   877                1,213
                                             ----------           ----------
                                                    894                1,230
                                             ----------           ----------
                                             $  378,261           $  454,200
                                             ==========           ==========


See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(dollars in thousands)


                            Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                      --------------------------------------------------------
                           1996             1995          1996          1995
                      --------------------------------------------------------
Revenues

Interest               $   9,230        $  	11,324     $  19,150     $  23,055
Other                         64              (8)            52           (48)
                       ---------        ---------     ---------     ---------
                           9,294           11,316        19,202        23,007
                       ---------        ---------     ---------     ---------

Expenses

Interest                   9,170           11,292        19,033        22,948
Other                        124               21           169            51
                        --------         --------     ---------      --------
                           9,294           11,313        19,202        22,999
                        --------         --------     ---------      --------

Earnings before taxes          0                3             0             8

Income taxes                   0                1             0             3
                        --------         --------     ----------     --------

Net Earnings            $      0         $      2     $       0      $      5
                        ========         ========     =========      ========

























See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)

(dollars in thousands)

                               Three months ended         Six months ended
                                    June 30,                   June 30,
                             -----------------------------------------------
                               1996        1995             1996       1995
                             -----------------------------------------------
Retained earnings,
  beginning of period        $    7       $    3           $    7     $    -

Net earnings                      0            2                0          5
                             ------       ------           ------     ------
Retained earnings,
  end of period              $    7       $    5           $    7     $    5
                             ======       ======           ======     ======







































See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30 (dollars in thousands)


                                                 1996                 1995
                                            --------------------------------
Cash flows from operating activities:
   Net earnings                               $       0             $       5
   Adjustments to reconcile net earnings
     to net cash used for operating
     activities:
   Amortization:
      Deferred financing costs                      119                    41
      Discounts on bonds payable                    840                   480
      Discounts on collateral for
         bonds payable                             (906)                 (500)
   Net decrease in other assets,
      other liabilities and amounts
      due to affiliate                           (3,192)               (1,474)
                                              ----------            ----------
Net cash used for operating activities           (3,139)               (1,448)
                                              ----------            ----------
Cash flows from investing activities:
   Principal reduction on mortgage-backed
      securities - available-for-sale            19,909                     -
   Principal reduction on mortgage-backed
      securities - held-to-maturity              11,083                10,298
   Principal reduction on other
      collateral for bonds payable               50,667                23,662
   (Increase)decrease in funds held by trustee   (4,601)                5,061
                                              ----------            ----------
Net cash provided by investing activities        77,058                39,021
                                              ----------            ----------

Cash flows from financing activities:
   Reduction of bonds payable                   (78,309)              (43,480)
   Principal accretion on bonds payable           4,574                 5,917
                                              ----------            ----------
Net cash used for financing activities          (73,735)              (37,563)
                                              ----------            ----------

Net increase in cash                                184                    10
Cash at beginning of year                            11                    36
                                              ----------            ----------
CASH AT END OF PERIOD                         $     195             $      46
                                              ==========            ==========

Supplemental disclosures:
   Cash paid during the period
      for interest                            $  19,399             $  23,012
                                              ==========            ==========




See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996


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

The consolidated financial statements for the periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.

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

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of June 30, 1996, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of June 30, 1996, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. The Company did not issue any bonds during the six months ended June 30, 1996 and 1995.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

The bonds were reduced during the period for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the six months ended June 30, 1996, certain classes within twelve series totaling $115.8 million were redeemed. During the three months ended June 30, 1995, certain classes within one series totaling $19.1 million were redeemed.

RESULTS OF OPERATIONS

For the six months ended June 30, 1996 and 1995, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $19,902 and $23,007, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------

Average net investment in
  mortgage collateral                        $  392,640          $  485,984

Average effective interest rate                   9.60%               9.35%


Expenses for the six months ended June 30, 1996 and 1995 consisted primarily of interest on the Company's outstanding bonds and amortization of deferred costs, and totalled $19,202 and $22,999, respectively. The amount of expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------
Average debt outstanding                     $  406,399          $  494,410

Average cost of borrowings                        9.29%               9.19%


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

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At June 30, 1996 and 1995, cash deposits of $176 thousand and $184 thousand were maintained by RMC.

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

        4.13 Conformed copy of Series 11 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1986, filed May 15,
                1986).

        4.14    (Reserved)

        4.15 Conformed copy of Series 13 Supplemental Indenture, dated as of April 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended March 31, 1986, filed May 15,
                1996).

        4.16 Conformed copy of Series 14 Supplemental Indenture, dated as of May 1, 1986, to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Report on Form 10-Q (File No. 0-13199) for the period ended June 30, 1986, filed August 12, 1986).

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

        4.37    (Reserved)

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

       4.101    (Reserved)

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

                       RYLAND ACCEPTANCE CORPORATION FOUR



                               By:      /s/ Michael C. Brown
                                        -------------------------------------
                                        Michael C. Brown, Director
                                        (Authorized Officer of Registrant)



                                        /s/ Patricia S. Gloth
                                        --------------------------------------
                                        Patricia S. Gloth
                                        Vice President, Financial Operations
                                        (Principal Accounting Officer)





Dated: August 14, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RYLAND ACCEPTANCE CORPORATION FOUR


                               By:      /s/ Michael C. Brown
                                        -------------------------------------
                                        Michael C. Brown, Director
                                        (Authorized Officer of Registrant)



                                        /s/ Patricia S. Gloth
                                        --------------------------------------
- -
                                        Patricia S. Gloth
                                        Vice President, Financial Operations
                                        (Principal Accounting Officer)





Dated: August 14, 1996


1

28