Form 10-Q
period 1996-09-30
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1996-11-14
CIK 763660

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended  September 30, 1996
                               ---------------
                  or

[ ]   Transition Report Pursuant to Section 13 or 15(d) for the Securities
Exchange Act of 1934

For the transition period from                      to
                               --------------------    --------------------.

Commission File Number 0-13199
                       -------

                      RYLAND ACCEPTANCE CORPORATION FOUR
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                 52-1402921
------------------------------                  ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

11000 Broken Land Parkway, Columbia, Maryland              21044-3562
---------------------------------------------            ---------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (410) 715-7800
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

As of November 14, 1996, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

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

                Consolidated Balance Sheets at September 30,
                1996 and December 31, 1995 (unaudited)                    3

                Consolidated Statements of Earnings for the
                   three and nine months ended September 30, 1996
                   and 1995 (unaudited)                                   4

                Consolidated Statements of Retained Earnings
                  for the three and nine months ended September 30, 1996
                  and 1995 (unaudited)                                    5

                Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1996
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

Part I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)


           	                                September 30,          December 31,
ASSETS                                          1996                1995
                                           ---------------------------------
Collateral for bonds payable:
   Mortgage-backed securities
     held-to-maturity, less discounts
     of $1,411 and $1,263                    $   95,344           $  110,007
   Mortgage-backed securities
     available-for-sale                          39,335               47,846
   Mortgage loans receivable,
     less discounts of $1,595 and $1,929         53,489               66,685
   Notes receivable, less discounts
     of $3,843 and $4,904                       134,996              199,102
   Funds held by trustee                         17,680               26,231
                                             ----------           ----------
                                                340,844              449,871

Cash                                                286                   11
Other assets                                      3,258                4,318
                                             ----------           ----------
                                             $  344,388           $  454,200
                                             ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
  of $4,996 and $6,662                       $  331,626           $  437,376
Due to affiliate                                  2,696                3,209
Other liabilities                                 9,801               12,385
                                             ----------           ----------
                                                343,323              452,970
                                             ----------           ----------

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
  10,000 shares authorized,
  issued and outstanding                             10                   10
Retained earnings                                     7                    7
Net unrealized gain on mortgage-backed
  securities available-for-sale
  (net of taxes of $699 and $809)                 1,048                1,213
                                             ----------           ----------
                                                  1,065                1,230
                                             ----------           ----------
                                             $  344,388           $  454,200
                                             ==========           ==========


See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(dollars in thousands)


                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                      --------------------------------------------------------
                           1996             1995          1996          1995
                      --------------------------------------------------------
Revenues

Interest               $   8,478        $  	10,976     $  27,628     $  34,031
Other                        246              (9)           298           (57)
                       ---------        ---------     ---------     ---------
                           8,724           10,967        27,926        33,974
                       ---------        ---------     ---------     ---------

Expenses

Interest                   8,666           10,930        27,699        33,878
Other                         58               34           227            85
                        --------         --------     ---------      --------
                           8,724           10,964        27,926        33,963
                        --------         --------     ---------      --------

Earnings before taxes          0                3             0            11

Income taxes                   0                1             0             4
                        --------         --------     ----------     --------

Net Earnings            $      0         $      2     $       0      $      7
                        ========         ========     =========      ========

























See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)

(dollars in thousands)

                               Three months ended         Nine months ended
                                  September 30,              September 30,
                             -----------------------------------------------
                               1996        1995             1996       1995
                             -----------------------------------------------
Retained earnings,
  beginning of period        $    7       $    5           $    7     $    -

Net earnings                      0            2                0          7
                             ------       ------           ------     ------
Retained earnings,
  end of period              $    7       $    7           $    7     $    7
                             ======       ======           ======     ======









































See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30 (dollars in thousands)


                                                 1996                 1995
                                            --------------------------------
Cash flows from operating activities:
   Net earnings                               $       0             $       7
   Adjustments to reconcile net earnings
     to net cash used for operating
     activities:
   Amortization:
      Deferred financing costs                      166                    70
      Discounts on bonds payable                  1,666                   770
      Discounts on collateral for
         bonds payable                           (1,497)                 (808)
   Net decrease in other assets,
      other liabilities and amounts
      due to affiliate                           (3,330)               (1,973)
                                              ----------            ----------
Net cash used for operating activities           (2,995)               (1,934)
                                              ----------            ----------
Cash flows from investing activities:
   Principal reduction on mortgage-backed
      securities - available-for-sale            20,467                     -
   Principal reduction on mortgage-backed
      securities - held-to-maturity              15,306                17,524
   Principal reduction on other
      collateral for bonds payable               66,362                36,705
   (Increase)decrease in funds held by trustee    8,551                 3,162
                                              ----------            ----------
Net cash provided by investing activities       110,686                57,391
                                              ----------            ----------

Cash flows from financing activities:
   Reduction of bonds payable                  (114,030)              (64,050)
   Principal accretion on bonds payable           6,614                 8,581
                                              ----------            ----------
Net cash used for financing activities         (107,416)              (55,469)
                                              ----------            ----------

Net increase in cash                                275                   (12)
Cash at beginning of year                            11                    36
                                              ----------            ----------
CASH AT END OF PERIOD                         $     286             $      24
                                              ==========            ==========

Supplemental disclosures:
   Cash paid during the period
      for interest                            $  28,020             $  33,997
                                              ==========            ==========







See notes to unaudited consolidated financial statements

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996


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

The consolidated financial statements for the periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of September 30, 1996, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of September 30, 1996, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. The Company did not issue any bonds during the nine months ended September 30, 1996 and 1995.

During 1994, the Company acquired bonds of $12.8 million and the related collateral from another company. These bonds had previously been issued from the Company's shelf registration and accounted for as a sale under generally accepted accounting principles.

The bonds were reduced during the period for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the nine months ended September 30, 1996, certain classes within 17 series totaling $206.4 million were redeemed. During the nine months ended September 30, 1995, certain classes within 5 series totaling $50.5 million were redeemed.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1996 and 1995, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $27,926 and $33,974, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------

Average net investment in
  mortgage collateral                        $  373,218          $  477,740

Average effective interest rate                   9.71%               9.35%


Expenses for the nine months ended September 30, 1996 and 1995 consisted primarily of interest on the Company's outstanding bonds and amortization of deferred costs, and totalled $27,926 and $33,963, respectively. The amount of expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                                 1996               1995
                                             -----------         -----------
Average debt outstanding                     $  387,103          $  486,062

Average cost of borrowings                        9.46%               9.20%


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

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At September 30, 1996 and 1995, cash deposits of $178 thousand and $187 thousand were maintained by RMC.

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

        4.77    (Reserved)

        4.78 Conformed copy of Series 70 Supplemental Indenture, dated as of May 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-22561), filed June 16, 1988).










<[PAGE>
        4.79 Conformed copy of Series 71 Supplemental Indenture, dated as of May 1, 1988 to Indenture between the Registrant and Sovran Bank, N.A., dated February 1, 1985 (incorporated herein by reference to Exhibit to Registration Statement (File No. 33-22561), filed June 16, 1988).

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

       4.99    (Reserved)

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





Dated: November 14, 1996

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





Dated: November 14, 1996