Form 10-K405
period 1996-12-31
RYLAND ACCEPTANCE CORPORATION FOUR
filed 1997-03-26
CIK 763660

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the Fiscal Year Ended December 31, 1996
                          -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) for the Securities Exchange Act of 1934

For the transition period from            to          .
                               ----------    ----------

Commission File Number 0-13199
                       -------

                      RYLAND ACCEPTANCE CORPORATION FOUR
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Virginia                                          52-1402921
---------------------------------                 ----------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

11000 Broken Land Parkway, Columbia, Maryland                21044-3562
---------------------------------------------              --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (410) 715-7000
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
Yes   *   No       .
    -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    *  .
                ------

Aggregate market value of voting stock held by non affiliates of the
registrant as of the latest practicable date, March 26, 1997:     NONE

As of March 26, 1997, the latest practicable date, 10,000 shares of Ryland Acceptance Corporation Four common stock were outstanding.

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

The Company has issued and recorded in the financial statements, 43 series of bonds with an initial principal amount of $4.34 billion as of December 31, 1996. In 1988, certain classes within 27 of the original 43 series of bonds with mortgage collateral of $516 million were sold to Resource Mortgage Capital, Inc., formerly RAC Mortgage Investment Corporation, a publicly held real estate investment trust. Also included in the sale were certain residual cash flows of various bond series. The related mortgage collateral and bond balances are not included in the financial statements as described below.

In addition, as of December 31, 1996, the Company has issued 56 series of bonds with an original principal balance of $12.03 billion under a program initiated during 1987 whereby the Company uses its shelf registration to issue bonds on behalf of other companies. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles.

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
                                                       ------------
                                                        $17,000,000
                                                       ============

At December 31, 1996, the Company had $626.2 million of bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission. Bonds sold in private placements do not reduce the remaining issuance shelf. Since inception, the amount of bonds issued in private placements was $.9 million.

The bonds are secured by mortgage collateral which is comprised of GNMA certificates guaranteed by the Government National Mortgage Association, mortgage participation certificates issued by the Federal Home Loan Mortgage Corporation, guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association, other mortgage certificates issued by private companies, mortgage loans secured by first mortgages or deeds of trust and funds held by trustee (collectively, the "mortgage collateral"). The mortgage collateral is pledged to The Bank of New York, (the "Trustee"), under an Indenture. The mortgage loans constituting the mortgage collateral are either insured by the Federal Housing Administration, partially insured by private mortgage insurance or partially guaranteed by the U.S. Veterans Administration. The bonds are not guaranteed or insured by Ryland, RMC, LPS or any other affiliated entities.

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

Each series of bonds is secured by mortgage collateral with an aggregate collateral value of not less than the outstanding principal amount of the bonds of that series. Additionally, the bonds of a series may be further secured by one or more of the following: 1) cash or letters of credit to fund a special reserve fund for certain series secured by mortgage loans;
2) mortgage pool insurance; 3) special hazard insurance; 4) mortgagor bankruptcy insurance; 5) master servicing agreement; 6) servicing agreements;
7) cash to fund other accounts and reserves; and 8) additional mortgage collateral.

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1996 and 1995, cash deposits of $.2 million were maintained by RMC.

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

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized       1-A     11.625%     $25,000            $0        05/01/93
Mortgage Bonds       1-B     12.625%      49,000             0        05/01/99
Series 1, Issued     1-C     12.625%      12,000             0        05/01/00
4/25/85:             1-D     12.625%      14,000         2,219        05/01/15
                                       -----------------------
                                         100,000         2,219
                                       -----------------------

Collateralized       2-A      9.900%      33,000             0        04/01/94
Mortgage Bonds       2-B     11.000%      44,000             0        07/01/99
Series 2, Issued     2-C     11.200%      16,500             0        10/01/00
6/26/85:             2-D     11.600%      16,500         2,781        07/01/15
                                       -----------------------
                                         110,000         2,781
                                       -----------------------

Collateralized       3-A      9.500%      26,000             0        03/01/94
Mortgage Bonds       3-B     10.800%      20,000             0        03/01/97
Series 3, Issued     3-C     11.600%      63,000             0        06/01/03
8/28/85:             3-D     11.650%      11,000         3,728        09/01/15
                                       -----------------------
                                         120,000         3,728
                                       -----------------------
Collateralized       4-A     10.450%      37,500             0        02/01/96
Mortgage Bonds       4-B     11.400%      25,000             0        08/01/99
Series 4, Issued     4-C     11.400%      24,000             0        11/01/01
10/30/85:            4-D     11.400%      13,500         2,792        11/01/15
                                       -----------------------
                                         100,000         2,792
                                       -----------------------

Collateralized       5-A      9.900%      19,500             0        11/01/93
Mortgage Bonds       5-B     10.700%      19,500             0        11/01/97
Series 5, Issued     5-C     11.250%      53,500             0        11/01/03
10/30/85:            5-D     11.200%      11,500         1,474        11/01/15
                                       -----------------------
                                         104,000         1,474
                                       -----------------------

Collateralized       6-A      9.500%      47,600             0        10/01/96
Mortgage Bonds       6-B     10.600%      30,700             0        01/01/00
Series 6, Issued     6-C     10.750%      28,100             0        07/01/02
12/19/85:            6-D     10.750%      15,900         4,224        01/01/16
                                       -----------------------
                                         122,300         4,224
                                       -----------------------
Collateralized       7-A      9.800%      44,900             0        01/01/97
Mortgage Bonds       7-B     10.550%      30,800             0        07/01/00
Series 7, Issued     7-C     10.700%      31,900             0        01/01/03
12/19/85:            7-D     10.750%      16,400         4,132        01/01/16
                                       -----------------------
                                         124,000         4,132
                                       -----------------------

Collateralized       8-A      9.350%      46,600             0        09/01/96
Mortgage Bonds       8-B      9.950%      30,900             0        03/01/00
Series 8, Issued     8-C     10.150%      26,400             0        12/01/02
2/27/86:             8-D     10.150%      15,600         4,773        03/01/16
                                       -----------------------
                                         119,500         4,773
                                       -----------------------

Collateralized       9-A      9.250%      61,000             0        03/01/04
Mortgage Bonds       9-B      9.950%      30,000             0        03/01/07
Series 9, Issued     9-C      9.950%       6,000             0        03/01/12
2/27/86:             9-D     10.000%       3,000           161        03/01/16
                                       -----------------------
                                         100,000           161
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      10-A      8.950%     $10,300            $0        03/01/94
Mortgage Bonds      10-B      9.350%      13,200             0        06/01/99
Series 10, Issued   10-C      9.850%      28,400             0        09/01/05
2/27/86:            10-D     10.000%       6,100         4,054        03/01/16
                                       -----------------------
                                          58,000         4,054
                                       -----------------------

Collateralized      11-A      8.550%      42,000             0        02/01/96
Mortgage Bonds      11-B      8.800%      36,000             0        02/01/00
Series 11, Issued   11-C      8.900%      15,000             0        05/01/01
4/29/86:            11-D      8.900%      20,000             0        02/01/14
                    11-E      8.900%      27,000         4,766        05/01/16
                                       -----------------------
                                         140,000         4,766
                                       -----------------------

Collateralized      12-A      8.700%      37,600             0        08/01/03
Mortgage Bonds      12-B      8.800%      18,600             0        08/01/06
Series 12, Issued   12-C      9.200%      39,000             0        02/01/11
4/29/86:            12-D      9.350%       4,800             0        05/01/16
                                       -----------------------
                                         100,000             0
                                       -----------------------
Collateralized      13-A      8.250%      19,950             0        08/01/93
Mortgage Bonds      13-B      8.450%      21,000             0        02/01/98
Series 13, Issued   13-C      8.600%       8,050             0        05/01/99
4/29/86:            13-D      8.550%      21,000         4,672        05/01/16
                                       -----------------------
                                          70,000         4,672
                                       -----------------------

Collateralized      14-A      8.550%      56,150             0        03/01/05
Mortgage Bonds      14-B      9.400%      26,730             0        12/01/10
Series 14, Issued   14-C      9.400%      12,220             0        12/01/12
5/29/86:            14-D      9.000%      33,400         6,206        06/01/16
                                       -----------------------
                                         128,500         6,206
                                       -----------------------

Collateralized      15-A      8.650%      23,450             0        06/01/04
Mortgage Bonds      15-B      8.950%      18,850             0        06/01/09
Series 15, Issued   15-C      9.000%      32,100             0        12/01/13
5/29/86:            15-D      9.000%      25,600         7,179        06/01/16
                                       -----------------------
                                         100,000         7,179
                                       -----------------------
Collateralized      16-A      9.350%      41,550             0        07/01/05
Mortgage Bonds      16-B      9.750%      21,450             0        10/01/10
Series 16, Issued   16-C      9.750%      10,500             0        10/01/12
6/26/86:            16-D      9.750%      31,000         6,999        07/01/16
                                       -----------------------
                                         104,500         6,999
                                       -----------------------

Collateralized      17-A      9.000%      35,125             0        01/01/98
Mortgage Bonds      17-B      9.000%      26,550             0        04/01/02
Series 17, Issued   17-C      9.000%      15,400             0        01/01/04
6/26/86:            17-D      9.000%      15,425         5,567        07/01/16
                                       -----------------------
                                          92,500         5,567
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      18-A      8.900%     $78,100            $0        02/01/02
Mortgage Bonds      18-B      9.700%      42,425             0        11/01/06
Series 18, Issued   18-C      9.700%      20,925             0        11/01/08
7/31/86:            18-D      9.700%       6,550             0        08/01/14
                    18-E      9.375%      32,000         9,230        08/01/16
                                       -----------------------
                                         180,000         9,230
                                       -----------------------

Collateralized      19-A      8.500%      59,920             0        09/01/01
Mortgage Bonds      19-B      9.600%      35,525             0        12/01/05
Series 19, Issued   19-C      9.700%      19,255             0        09/01/07
8/28/86:            19-D      9.375%      18,000             0        03/01/09
                    19-E      9.700%       8,500         7,654        09/01/16
                                       -----------------------
                                         141,200         7,654
                                       -----------------------

Collateralized      20-A      7.700%      17,775             0        10/01/96
Mortgage Bonds      20-B      8.500%      17,660             0        07/01/01
Series 20, Issued   20-C      9.000%      38,600             0        01/01/08
9/25/86:            20-D      9.000%       7,965        18,231        10/01/16
                                       -----------------------
                                          82,000        18,231
                                       -----------------------
Collateralized      21-A      7.900%      41,500             0        10/01/99
Mortgage Bonds      21-B      9.450%      88,500             0        04/01/10
Series 21, Issued   21-C      9.125%      36,250             0        10/01/12
9/25/86:            21-D      9.450%       4,750         9,919        10/01/16
                                       -----------------------
                                         171,000         9,919
                                       -----------------------

Collateralized      22-A      7.850%      30,300             0        04/01/02
Mortgage Bonds      22-B      8.550%      24,300             0        01/01/07
Series 22, Issued   22-C      9.450%      40,600             0        07/01/11
9/25/86:            22-D      9.450%       4,800         7,860        10/01/16
                                       -----------------------
                                         100,000         7,860
                                       -----------------------

Collateralized      23-A       *          47,000             0        11/01/00
Mortgage Bonds      23-B      9.375%      88,500             0        08/01/10
Series 23, Issued   23-C      9.200%      42,500             0        05/01/13
10/30/86:           23-D      9.500%       5,000        10,014        11/01/16
                                       -----------------------
                                         183,000        10,014
                                       -----------------------
Collateralized
Mortgage Bonds      24-A      7.950%     110,900             0        02/01/02
Series 24, Issued   24-B      8.950%      80,800        25,410        08/01/06
10/29/86:           24-C      9.000%       8,300        20,212        11/01/09
                                       -----------------------
                                         200,000        45,622
                                       -----------------------

Collateralized      25-A      8.200%      19,235             0        11/01/06
Mortgage Bonds      25-B      9.125%      11,165             0        11/01/10
Series 25, Issued   25-C      9.125%      18,830             0        02/01/15
10/29/86:           25-D      9.125%         770             0        11/01/16
                                       -----------------------
                                          50,000             0
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized
Mortgage Bonds      26-A      7.900%      40,000             0        12/01/01
Series 26, Issued   26-B      9.000%      34,000             0        03/01/07
11/26/86:           26-C      9.000%       9,500        18,542        12/01/16
                                       -----------------------
                                          83,500        18,542
		             -----------------------

Collateralized      27-A      7.300%      15,400             0        12/01/93
Mortgage Bonds      27-B       *          37,350             0        09/01/01
Series 27, Issued   27-C      9.300%      70,600             0        12/01/10
11/26/86:           27-D      9.250%      40,100           352        12/01/13
                    27-E      9.450%       3,550         9,034        12/01/16
                                       -----------------------
                                         167,000         9,386
                                       -----------------------

Collateralized
Mortgage Bonds
Series 28, Issued   28-A-1   11.500%      86,000         6,325        12/25/16
12/18/86:           28-B-2    7.250%     117,000         8,604        12/25/16
                                       -----------------------
                                         203,000        14,929
                                       -----------------------
Collateralized      29-A      7.100%      18,300             0        05/01/97
Mortgage Bonds      29-B      7.800%      16,200             0        11/01/01
Series 29, Issued   29-C      8.500%      37,450         1,471        08/01/08
1/29/87:            29-D      8.600%       8,050        18,454        02/01/17
                                       -----------------------
                                          80,000        19,925
                                       -----------------------

Collateralized      30-A      7.700%      26,670             0        02/01/00
Mortgage Bonds      30-B      8.450%      25,400             0        08/01/07
Series 30, Issued   30-C      9.100%      35,330             0        11/01/13
2/12/87:            30-D      8.875%      17,600         3,117        11/01/15
                    30-E      9.100%       1,000         2,404        02/01/17
                                       -----------------------
                                         106,000         5,521
                                       -----------------------

Collateralized      31-A      7.700%      23,150             0        08/01/10
Mortgage Bonds      31-B      8.500%      10,330             0        08/01/13
Series 31, Issued   31-C      8.850%       4,970             0        11/01/14
1/29/87:            31-D      8.625%      13,550         3,360        02/01/18
                                       -----------------------
                                          52,000         3,360
                                       -----------------------
Collateralized
Mortgage Bonds      32-A      7.500%     140,400             0        08/01/12
Series 32, Issued   32-B      8.600%      48,500        16,747        05/01/16
1/28/87:            32-C      8.800%      11,100        11,100        02/01/17
                                       -----------------------
                                         200,000        27,847
                                       -----------------------

Collateralized      33-A       *         197,200             0        06/20/18
Mortgage Bonds      33-B      6.000%      95,200             0        06/20/12
Series 33, Issued   33-C      6.000%      37,600             0        03/20/15
2/26/87:            33-D      6.000%      19,400             0        03/20/16
                    33-E      6.000%      50,600             0        06/20/18
                                       -----------------------
                                         400,000             0
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      34-A      7.750%      34,500             0        08/25/00
Mortgage Bonds      34-B      8.600%      69,500             0        02/25/11
Series 34, Issued   34-C      8.625%      27,250             0        05/25/13
2/26/87:            34-D      8.850%       2,000         4,546        02/25/15
                    34-E      8.850%       2,250         5,283        02/25/17
                                       -----------------------
                                         135,500         9,829
                                       -----------------------

Collateralized      35-A      7.550%      16,750             0        04/01/05
Mortgage Bonds      35-B      8.050%      14,160             0        07/01/10
Series 35, Issued   35-C      8.600%      21,960             0        01/01/15
3/26/87:            35-D      8.500%      16,130         9,982        04/01/17
                                       -----------------------
                                          69,000         9,982
                                       -----------------------

Collateralized      36-A      7.650%      25,075             0        07/25/99
Mortgage Bonds      36-B      8.200%      22,150             0        10/25/04
Series 36, Issued   36-C      8.750%      37,165             0        10/25/10
4/30/87:            36-D      8.750%       5,610         7,206        04/25/17
                                       -----------------------
                                          90,000         7,206
                                       -----------------------
Collateralized      37-A      7.600%      73,575             0        02/01/07
Mortgage Bonds      37-B      8.350%      62,580        10,540        12/01/12
Series 37, Issued   37-C      9.000%       5,000        11,896        12/01/16
3/30/87:            37-D      8.625%       9,000         9,000        04/01/17
                                       -----------------------
                                         150,155        31,436
                                       -----------------------

Collateralized      38-A      7.600%      90,010             0        10/20/11
Mortgage Bonds      38-B      8.250%       6,080             0        04/20/12
Series 38, Issued   38-C      8.550%      24,140             0        04/20/14
4/30/87:            38-D      8.600%       4,770             0        07/20/18
                                       -----------------------
                                         125,000             0
                                       -----------------------

Collateralized
Mortgage Bonds
Series 39, Issued   39-A       *         108,750             0        02/20/17
5/28/87:            39-B      8.400%      16,250             0        08/20/18
                                       -----------------------
                                         125,000             0
                                       -----------------------
Collateralized      40-A-1    8.600%      80,000             0        04/01/09
Mortgage Bonds      40-A-2   20.150%       2,500             0        06/01/17
Series 40, Issued   40-B      8.950%      13,500             0        08/01/10
5/28/87:            40-C      8.950%      34,500             0        04/01/13
                    40-D      9.000%      15,000         6,003        03/01/14
                    40-E      8.950%       4,500        10,498        06/01/17
                                       -----------------------
                                         150,000        16,501
                                       -----------------------

Collateralized
Mortgage Bonds
Series 41, Issued
5/21/87:            41-A      9.500%      56,500         6,168        05/25/17
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      42-A      8.750%      56,290             0        03/01/10
Mortgage Bonds      42-B      9.400%       7,695             0        03/01/11
Series 42, Issued   42-C      9.400%      26,120             0        03/01/14
5/28/87:            42-D      9.400%       2,500         2,462        03/01/17
                    42-E      9.400%       7,440         7,440        09/01/17
                                       -----------------------
                                         100,045         9,902
                                       -----------------------

Collateralized      43-A      9.100%      13,840             0        07/01/04
Mortgage Bonds      43-B      9.250%      26,000             0        04/01/13
Series 43, Issued   43-C      9.250%      17,560        13,565        07/01/16
6/25/87:            43-D      9.250%         600         1,398        07/01/18
                                       -----------------------
                                          58,000        14,963
                                       -----------------------

Collateralized
Mortgage Bonds      44-A      9.350%      11,200             0        08/25/03
Series 44, Issued   44-B      9.375%      17,800             0        02/25/13
6/25/87:            44-C      9.375%       1,000         2,054        06/25/17
                                       -----------------------
                                          30,000         2,054
                                       -----------------------
Collateralized      45-A      9.000%      13,100             0        08/01/00
Mortgage Bonds      45-B      9.375%      21,400             0        11/01/09
Series 45, Issued   45-C      9.375%      15,000         1,454        08/01/13
7/28/87:            45-D      9.375%       1,500         3,535        08/01/17
                                       -----------------------
                                          51,000         4,989
                                       -----------------------

Collateralized      46-A-1    8.850%      71,247             0        10/01/03
Mortgage Bonds      46-A-2     **            965             0        08/01/17
Series 46, Issued   46-B      9.500%      58,953             0        07/01/08
7/30/87:            46-C      9.800%       5,830             0        11/01/08
                    46-D      9.800%      13,005             0        08/01/17
                                       -----------------------
                                         150,000             0
                                       -----------------------

Collateralized
Mortgage Bonds      47-A      9.050%      22,385             0        02/20/03
Series 47, Issued   47-B      9.100%      25,115             0        02/20/12
7/30/87:            47-C      9.100%       2,500         4,574        05/20/18
                                       -----------------------
                                          50,000         4,574
                                       -----------------------
Collateralized      48-A       *          70,470             0        07/25/94
Mortgage Bonds      48-B       *          67,400             0        04/25/98
Series 48, Issued   48-C       *         208,120             0        10/25/04
7/30/87:            48-D      9.850%      59,180             0        07/25/17
                                       -----------------------
                                         405,170             0
                                       -----------------------

Collateralized      49-A      8.800%       9,600             0        09/01/07
Mortgage Bonds      49-B      9.125%       7,450             0        06/01/11
Series 49, Issued   49-C      9.125%      25,800         2,232        03/01/17
8/27/87:            49-D      9.125%         650         1,498        09/01/18
                                       -----------------------
                                          43,500         3,730
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      50-A      6.000%      39,700             0        02/01/04
Mortgage Bonds      50-B       *          94,200             0        10/01/08
Series 50, Issued   50-C      **             100             0        10/01/17
9/30/87:            50-D      6.000%      15,000             0        09/01/06
                    50-E      6.000%      15,000             0        10/01/08
                    50-F      9.500%      20,000             0        07/01/09
                    50-G      9.450%      16,000        34,748        10/01/17
                                       -----------------------
                                         200,000        34,748
                                       -----------------------

Collateralized      51-A      9.250%      12,900             0        04/01/04
Mortgage Bonds      51-B      9.250%      13,300             0        04/01/10
Series 51, Issued   51-C      9.250%      19,700             0        04/01/15
9/29/87:            51-D      9.250%      24,100        14,773        10/01/18
                                       -----------------------
                                          70,000        14,773
                                       -----------------------

Collateralized
Mortgage Bonds
Series 52, Issued
9/29/87:            52-A      9.625%      97,250         2,901        09/25/17
                                       -----------------------
Collateralized      53-A     10.000%      28,350             0        07/25/06
Mortgage Bonds      53-B     10.000%      12,200             0        07/25/09
Series 53, Issued   53-C     10.000%       8,450             0        04/25/11
10/25/87:           53-D     10.000%      18,000             0        04/25/13
                    53-E     10.000%       3,000         4,651        10/25/18
                                       -----------------------
                                          70,000         4,651
                                       -----------------------

Collateralized
Mortgage Bonds      54-A      9.850%      24,100         4,182        02/01/19
Series 54, Issued   54-B      9.850%      23,315             0        11/01/03
10/29/87:           54-C      9.850%      10,935        12,635        02/01/19
                                       -----------------------
                                          58,350        16,817
                                       -----------------------

Collateralized      55-A      9.300%      13,800             0        10/01/01
Mortgage Bonds      55-B      9.500%      11,000             0        07/01/06
Series 55, Issued   55-C      9.500%      18,000             0        04/01/11
12/22/87:           55-D      9.500%      15,000        12,138        07/01/13
                    55-E      9.500%       2,200         5,003        01/01/18
                                       -----------------------
                                          60,000        17,141
                                       -----------------------
Collateralized      56-A      9.500%      27,900             0        12/25/02
Mortgage Bonds      56-B      9.500%      12,600             0        06/25/06
Series 56, Issued   56-C      9.500%      10,650             0        09/25/08
12/22/87:           56-D      9.500%       5,000             0        06/25/09
                    56-E      9.500%       4,850         2,942        02/25/18
                                       -----------------------
                                          61,000         2,942
                                       -----------------------

Collateralized
Mortgage Bonds
Series 57, Issued   57-A      8.125%      65,000             0        08/15/00
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      58-A       *         140,000             0        10/20/16
Mortgage Bonds      58-B       *          46,000             0        11/20/18
Series 58, Issued   58-C      0.000%       3,900             0        11/20/18
12/30/87:           58-D      9.500%      10,000             0        02/20/19
                    58-E       **            100             0        02/20/19
                                       -----------------------
                                         200,000             0
                                       -----------------------

Collateralized      59-A      9.250%      47,300             0        07/25/09
Mortgage Bonds      59-B     10.000%      31,250             0        11/25/12
Series 59, Issued   59-C      9.500%      29,250             0        01/25/15
1/28/88:            59-D     10.550%       2,200             0        01/25/18
                    59-E      **             100             0        01/25/18
                                       -----------------------
                                         110,100             0
                                       -----------------------

Collateralized
Mortgage Bonds      60-A      9.550%      57,630             0        04/25/99
Series 60, Issued   60-B      9.550%      15,090             0        11/25/00
12/29/87:           60-C      9.550%      29,690         5,593        12/25/03
                                       -----------------------
                                         102,410         5,593
                                       -----------------------
Collateralized      61-A      8.900%      54,000             0        12/01/08
Mortgage Bonds      61-B      9.150%      42,000         4,576        06/01/09
Series 61, Issued   61-C      9.375%       4,000         3,724        09/01/09
02/25/88            61-D       ***           200            16        09/01/09
                                       -----------------------
                                         100,200         8,316
                                       -----------------------

Collateralized      62-A      8.850%      58,355        12,569        03/01/18
Mortgage Bonds      62-B      9.000%      31,365             0        07/01/09
Series 62, Issued   62-C      8.850%       6,000             0        12/01/09
02/25/88            62-D      7.500%      12,880             0        02/01/11
                    62-E      9.050%      32,000             0        11/01/12
                    62-F      8.000%       9,400         8,547        03/01/18
                    62-G       ***           200            22        03/01/18
                                       -----------------------
                                         150,200        21,138
                                       -----------------------

Collateralized      63-A      8.750%      28,800             0        04/01/05
Mortgage Bonds      63-B      8.750%       6,450             0        04/01/07
Series 63, Issued   63-C      8.750%      15,100         2,881        01/01/11
3/30/88:            63-D      8.750%       3,650         7,617        04/01/19
                                       -----------------------
                                          54,000        10,498
                                       -----------------------
Collateralized      64-A      8.500%      51,750             0        08/01/04
Mortgage Bonds      64-B      9.000%      14,550             0        09/01/06
Series 64, Issued   64-C      9.000%      28,650             0        12/01/09
03/30/88            64-D      8.600%      10,050        14,798        04/01/18
                    64-E       *         157,500        22,196        04/01/18
                    64-F      0.000%      37,500         5,285        04/01/18
                    64-G       **            300            42        04/01/18
                                       -----------------------
                                         300,300        42,321
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
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
                                       -----------------------

Collateralized
Mortgage Bonds
Series 66, Issued
04/12/88:           66-A      8.550%     166,245             0        08/20/17
                                       -----------------------

Collateralized      67-A      9.000%      52,740             0        01/20/04
Mortgage Bonds      67-B      9.000%      21,420             0        07/20/06
Series 67, Issued   67-C      9.000%      11,000         6,370        01/20/10
04/12/88:           67-D      9.000%       6,530        13,914        01/20/19
                                       -----------------------
                                          91,690        20,284
                                       -----------------------
Collateralized      68-A      8.900%      44,350             0        01/27/88
Mortgage Bonds      68-B      9.000%      12,455             0        01/27/08
Series 68, Issued   68-C      9.000%      59,250           843        02/27/14
04/26/88:           68-D      9.000%       4,755        10,268        05/27/19
                                       -----------------------
                                         120,810        11,111
                                       -----------------------

Collateralized
Mortgage Bonds      69-A      9.050%      93,000             0        02/01/18
Series 69, Issued   69-B      9.375%       7,000             0        06/01/18
05/26/88:           69-R       **            100             0        06/01/18
                                       -----------------------
                                         100,100             0
                                       -----------------------

Collateralized      70-A      8.900%      42,000             0        05/01/05
Mortgage Bonds      70-B      8.900%      51,100         1,957        05/01/12
Series 70, Issued   70-C      8.900%       5,900        12,537        06/01/18
5/31/88:            70-D       *         101,000        14,787        06/01/18
                    70-E      0.000%      26,000         3,806        06/01/18
                    70-R       **            200            29        06/01/18
                                       -----------------------
                                         226,200        33,116
                                       -----------------------
Collateralized      71-A      9.250%      18,800             0        06/01/09
Mortgage Bonds      71-B      8.900%      23,700             0        06/01/18
Series 71, Issued   71-C      9.250%       8,000         1,240        06/01/18
5/26/88:            71-D       *          50,850         4,381        02/01/13
                    71-E      0.000%      17,200         3,048        06/01/18
                    71-F      9.250%      14,500        14,500        06/01/18
                    71-G      9.250%      35,000             0        01/01/13
                    71-H      9.500%       6,750         7,808        06/01/18
                    71-R       **            200            36        06/01/18
                                       -----------------------
                                         175,000        31,013
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      72-A      8.900%      48,560             0        05/01/11
Mortgage Bonds      72-B      9.550%      16,755             0        05/01/14
Series 72, Issued   72-C      9.550%      28,390             0        06/01/15
6/29/88:            72-D      9.850%      13,850        11,132        12/01/16
                    72-E      9.900%      18,021        18,021        07/01/18
                    72-F      0.000%      10,360             0        07/01/18
                    72-G       **         49,230             0        07/01/18
                    72-R       **         15,000             0        07/01/18
                                       -----------------------
                                         200,166        29,153
                                       -----------------------

Collateralized      73-A       *         120,000             0        04/01/15
Mortgage Bonds      73-B      0.000%      24,200             0        07/01/18
Series 73, Issued   73-C       *          42,000             0        07/01/18
6/30/88:            73-D      9.500%      18,000             0        07/01/18
                    73-R       **            200             0        07/01/18
                                       -----------------------
                                         204,400             0
                                       -----------------------

Collateralized      74-A      7.500%      46,000             0        10/01/04
Mortgage Bonds      74-B      7.500%      21,100             0        11/01/07
Series 74, Issued   74-C       *         157,000         5,225        08/01/13
6/30/88:            74-D      7.500%      63,750         4,340        08/01/13
                    74-E      9.500%      12,150        26,944        07/01/18
                    74-R       **            300            36        07/01/18
                                       -----------------------
                                         300,300        36,545
                                       -----------------------
Collateralized      75-A      9.100%      91,920             0        01/01/11
Mortgage Bonds      75-B      9.450%      38,780             0        03/01/14
Series 75, Issued   75-C       *          10,800         6,053        11/01/16
7/28/88:            75-D      8.000%      32,400        18,161        11/01/16
                    75-E      9.400%      35,295        35,295        08/01/18
                    75-F      8.000%      45,500             0        05/01/09
                    75-G      8.000%      34,205             0        08/01/10
                    75-H      9.500%      40,000             0        10/01/11
                    75-I      9.250%      21,200             0        08/01/18
                    75-R       **            300            51        08/01/18
                                       -----------------------
                                         350,400        59,560
                                       -----------------------

Collateralized      76-A      9.000%     134,900             0        08/01/18
Mortgage Bonds      76-B      9.000%     103,300        31,175        08/01/18
Series 76, Issued   76-C      0.000%      25,000             0        08/01/18
7/28/88:            76-D       *          36,800             0        08/01/18
                    76-R       **            300            31        08/01/18
                                       -----------------------
                                         300,300        31,206
                                       -----------------------

Collateralized      77-A       *          14,300             0        07/20/12
Mortgage Bonds      77-B      9.550%      23,400             0        07/20/18
Series 77, Issued   77-C     10.000%      14,500             0        11/20/14
7/28/88:            77-D     10.000%       1,150             0        07/20/18
                    77-E      0.000%       1,430             0        07/20/18
                                       -----------------------
                                          54,780             0
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      78-A      9.000%     100,560             0        07/01/17
Mortgage Bonds      78-B      9.550%      18,140         6,608        03/01/16
Series 78, Issued   78-C      9.850%       2,595         2,595        02/01/17
8/30/88:            78-D      9.000%      13,520             0        09/01/18
                    78-E       *           8,420             0        09/01/18
                    78-F     10.000%       5,220         5,220        09/01/18
                    78-G      9.500%       1,545             0        09/01/18
                    78-R       **            100             0        09/01/18
                                       -----------------------
                                         150,100        14,423
                                       -----------------------

Collateralized
Mortgage Bonds
Series 79, Issued   79-A      6.650%      71,175        30,695        07/01/11
7/28/88:            79-B      0.000%          25            11        07/01/11
                                       -----------------------
                                          71,200        30,706
                                       -----------------------

Collateralized      80-A      9.400%     112,900         3,192        02/01/16
Mortgage Bonds      80-B      9.490%      38,600             0        08/01/14
Series 80, Issued   80-C      9.300%      24,000             0        05/01/15
9/29/88:            80-D      9.490%      40,200        40,200        10/01/18
                    80-E      9.490%      25,200             0        05/01/16
                    80-F      9.490%       4,500             0        10/01/18
                    80-R       **          4,600             0        10/01/18
                                       -----------------------
                                         250,000        43,392
                                       -----------------------
Collateralized      81-A      9.000%       5,960             0        06/01/13
Mortgage Bonds      81-B      9.000%      31,680         5,396        01/01/15
Series 81, Issued   81-C      9.000%       7,510         7,510        02/01/17
8/25/88:            81-D      9.000%      20,450             0        02/01/17
                                       -----------------------
                                          65,600        12,906
                                       -----------------------

Collateralized
Mortgage Bonds
Series 82, Issued
8/28/88:            82-A     10.250%      75,000         9,500        03/15/11
                                       -----------------------

Collateralized      83-A      9.450%      69,750             0        04/01/09
Mortgage Bonds      83-B      9.450%      44,510             0        02/01/13
Series 83, Issued   83-C      9.450%      27,760             0        11/01/14
9/29/88:            83-D       *          15,350         1,219        10/01/17
                    83-E      8.150%      45,490         3,614        10/01/17
                    83-F      9.400%      28,405        28,405        10/01/18
                    83-G      0.000%      40,500             0        10/01/15
                    83-H      9.000%      52,500             0        03/01/17
                    83-I     10.000%      26,200             0        10/01/17
                    83-J       *          24,500             0        10/01/18
                    83-K      5.500%      25,035             0        10/01/18
                    83-R       **            400            33        10/01/18
                                       -----------------------
                                         400,400        33,271
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized
Mortgage Bonds
Series 84, Issued
9/29/88:            84-A     10.200%      73,215         2,425        06/25/18
                                       -----------------------

Collateralized      85-A      9.000%     238,600             0        04/01/06
Mortgage Bonds      85-B      9.000%      37,600             0        07/01/07
Series 85, Issued   85-C      9.150%     143,800             0        04/01/11
10/14/88:           85-D      9.250%      50,000        16,287        04/01/12
                    85-E      9.150%      30,000        62,678        11/01/18
                    85-R       **            500            79        11/01/18
                                       -----------------------
                                         500,500        79,044
                                       -----------------------

Collateralized      86-A      8.750%     207,700             0        04/01/11
Mortgage Bonds      86-B      9.000%      34,500             0        09/01/12
Series 86, Issued   86-C      9.000%      79,000             0        10/01/15
12/29/88:           86-D      9.900%      20,000             0        10/01/15
                    86-E      9.500%      32,000             0        07/01/16
                    86-F      8.750%     126,800        84,533        04/01/19
                    86-R       **            200            34        04/01/19
                                       -----------------------
                                         500,200        84,567
                                       -----------------------
Collateralized      87-A      8.500%      58,974             0        07/01/14
Mortgage Bonds      87-B      8.000%      15,885             0        06/20/16
Series 87, Issued   87-C      8.000%      21,047             0        06/20/18
12/28/88:           87-D      8.000%      25,168        12,282        04/20/20
                    87-E       *          28,826         3,347        04/20/20
                    87-R       **            100            11        04/20/20
                                       -----------------------
                                         150,000        15,640
                                       -----------------------

Collateralized      88-A      8.000%      78,060             0        06/01/07
Mortgage Bonds      88-B      8.000%      42,675             0        09/01/11
Series 88, Issued   88-C      8.000%      44,550        20,847        12/01/14
12/22/88:           88-D      8.000%      79,000        79,000        01/01/19
                    88-E      7.950%      43,200        60,347        01/01/19
                    88-F      7.750%      35,180             0        09/01/15
                    88-G      8.000%      10,000             0        02/01/16
                    88-H      8.000%       8,000             0        05/01/16
                    88-I      8.000%      12,000             0        11/01/16
                    88-J      7.950%       7,335             0        01/01/19
                    88-R       **            300             0        01/01/19
                                       -----------------------
                                         360,300       160,194
                                       -----------------------

Collateralized      89-A      8.875%      70,700             0        11/01/06
Mortgage Bonds      89-B      8.875%      39,000             0        11/01/10
Series 89, Issued   89-C      8.875%      25,400         5,846        11/01/12
01/31/89:           89-D      8.875%      78,500        78,500        08/01/17
                    89-E      8.875%      39,800        39,800        02/01/19
                    89-F        **       108,655             0        08/01/16
                    89-G      8.875%     111,575             0        02/01/19
                                       -----------------------
                                         473,630       124,146
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      90-A     10.000%      8,500              0        10/20/14
Mortgage Bonds      90-B     10.000%     12,500              0        01/20/19
Series 90, Issued   90-C     10.000%      7,500          1,631        01/20/19
01/26/89:           90-D     10.000%     21,500              0        01/20/19
                                       -----------------------
                                         50,000          1,631
                                       -----------------------

Collateralized      91-A      9.950%     29,700              0        03/01/19
Mortgage Bonds      91-B      9.950%     77,760              0        03/01/19
Series 91, Issued   91-C      9.950%     41,240              0        03/01/19
02/28/89:           91-D      9.950%     37,500              0        03/01/19
                    91-E      9.950%     30,000              0        03/01/19
                    91-F      9.950%    156,000              0        11/01/11
                    91-G      9.950%      7,600              0        02/01/12
                    91-H      9.950%     20,200              0        03/01/19
                    91-R       ***          100              0        03/01/19
                                       -----------------------
                                        400,100              0
                                       -----------------------

Collateralized      92-A      8.960%     44,960              0        05/01/19
Mortgage Bonds      92-B      8.960%     22,000              0        05/01/19
Series 92, Issued   92-C      8.960%     16,200              0        05/01/19
04/27/89:           92-D      8.960%     15,500         16,548        05/01/19
                    92-E      8.960%     36,720              0        05/01/19
                    92-F      8.960%      8,000              0        05/01/19
                    92-G      8.960%     56,970         56,481        05/01/19
                    92-H      8.960%      9,040              0        05/01/19
                    92-I      8.960%     18,000              0        05/01/19
                    92-J     10.000%     30,000              0        05/01/19
                    92-K     10.000%     25,240              0        05/01/19
                    92-L      8.960%     11,070              0        05/01/19
                    92-M      0.000%      6,500              0        05/01/19
                    92-R       ***           50              0        05/01/19
                                       -----------------------
                                        300,250         73,029
                                       -----------------------
Collateralized      93-A      9.500%     35,170              0        07/18/20
Mortgage Bonds      93-B      9.500%     33,500              0        07/18/20
Series 93, Issued   93-C      9.500%     29,600              0        07/18/20
06/29/89:           93-D      9.500%     16,420              0        07/18/20
                    93-E      9.500%     38,000              0        07/18/20
                    93-F      9.500%     30,000              0        07/18/20
                    93-G      9.500%     12,090              0        07/18/20
                    93-H      9.500%     53,000              0        07/18/20
                    93-I      9.500%     30,000              0        07/18/20
                    93-J      9.500%     10,000              0        07/18/20
                    93-K      9.500%     12,170              0        07/18/20
                    93-R       ***           75              0        07/18/20
                                       -----------------------
                                        300,025              0
                                       -----------------------

The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      94-A      9.500%     45,395              0        05/22/10
Mortgage Bonds      94-B      9.500%     70,000              0        06/22/13
Series 94, Issued   94-C      9.500%     21,000              0        06/22/13
06/29/90:           94-D      9.500%     37,642              0        06/22/15
                    94-E      9.850%     12,000              0        11/22/17
                    94-F      9.400%     42,000              0        11/22/17
                    94-G      9.500%      7,434              0        06/22/93
                    94-H      9.500%      6,159              0        06/22/95
                    94-I      9.500%     22,495              0        06/22/00
                    94-J      9.500%     20,843            569        09/22/03
                    94-K       **           160             22        06/22/20
                    94-R      9.500%      6,930             10        06/22/20
                    94-Z      9.500%     22,942         42,437        06/22/20
                                       -----------------------
                                        315,000         43,038
                                       -----------------------
Collateralized      95-A      8.500%    145,927              0        02/20/10
Mortgage Bonds      95-B       **            73              0        02/20/10
Series 95, Issued   95-C      9.000%     20,550              0        12/20/10
 01/30/91:          95-D      9.000%     50,250              0        10/20/12
                    95-E      9.000%     14,650              0        01/20/96
                    95-G      9.000%     22,950              0        01/20/01
                    95-H      9.000%     19,630              0        01/20/04
                    95-J       **           291             42        01/20/21
                    95-R      9.000%     25,970              1        01/20/21
                    95-Z      9.970%         10         43,258        01/20/21
                                       -----------------------
                                        300,301         43,301
                                       -----------------------

Collateralized      96-A      8.550%    287,100              0        06/20/14
Mortgage Bonds      96-B      9.100%     56,700              0        12/20/15
Series 96, Issued   96-C      9.100%     39,436              0        12/20/16
01/30/91:           96-D      9.300%     36,000              0        01/20/18
                    96-E      8.700%     18,000              0        01/20/18
                    96-F      9.100%     31,986              0        01/20/96
                    96-G      9.100%     56,657              0        07/20/01
                    96-H      9.100%     34,056              0        11/20/03
                    96-I       **           630             95        01/20/21
                    96-J       **           225              0        06/20/14
                    96-R      9.100%     55,800              0        01/20/21
                    96-Z      9.100%     14,040         94,509        01/20/21
                                       -----------------------
                                        630,630         94,604
                                       -----------------------


The following table provides information with respect to all series of bonds issued by Ryland Acceptance Corporation Four (dollars in thousands):

                                                   Outstanding
                                       Original     Principal          Stated
Series and Issue                       Principal     Balance          Maturity
     Date           Class     Rate      Amount      @12/31/96           Date
----------------    ----------------------------------------------------------

Collateralized      97-A      7.950%     25,110              0        08/20/02
Mortgage Bonds      97-B      7.950%     25,800              0        05/20/07
Series 97, Issued   97-C      8.250%     22,500              0        03/20/10
04/30/91:           97-D      8.500%     46,250              0        03/20/14
                    97-E      7.950%     38,676              0        08/20/16
                    97-F       **       113,558              0        04/20/21
                    97-G      7.950%      4,000          1,904        08/20/19
                    97-H      8.950%     60,000         28,558        08/20/19
                    97-I      8.500%     11,666         11,666        01/20/20
                    97-JA     8.750%     21,200         21,200        04/20/21
                    97-JB     8.500%     14,130         14,130        04/20/21
                    97-JC      **             3              3        04/20/21
                    97-K       **           340             39        04/20/21
                    97-L      8.500%     43,000              0        03/20/21
                    97-M      8.500%      4,375              0        04/20/21
                    97-MA      **           194              0        04/20/21
                    97-N      9.000%     17,158              0        04/20/21
                    97-O      9.000%     10,000              0        06/20/20
                    97-P      9.000%      5,682              0        11/20/19
                    97-Q      9.000%     11,123              0        02/20/20
                    97-S       **        15,835              0        04/20/21
                    97-SB      **         4,400              0        04/20/21
                    97-SC      **         5,000              0        04/20/21
                    97-T       **           500             78        04/20/21
                                       -----------------------
                                        500,500         77,578
                                       -----------------------

Collateralized      98-A        *       112,500         48,062        06/25/23
Mortgage Bonds                         -----------------------
Series 98, Issued
09/30/93:
Collateralized      99-A        *       225,000         19,802        10/25/23
Mortgage Bonds                         -----------------------
Series 99, Issued
10/29/93:


                                    $16,374,732     $1,840,187

LEGEND:


* These bonds are variable interest rate bonds. These bonds will bear interest at rates based upon the London Inter-bank Offered Rate, as specified in each Series Supplement to the Indenture between the Company and The Bank of New York, as Trustee, dated February 1, 1985, as heretofore supplemented, amended and restated.


** These classes of bonds represent REMIC residual interests and other classes for which varying interest rates, as described in each Series' Supplement, apply.


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


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:

        All of the Company's outstanding common stock is owned by LPS. Accordingly, there is no market for its common stock. The Company did not pay any dividends to LPS with respect to its common stock in 1996 and 1995.

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

The Company issues bonds in series and uses the net proceeds from the sale of the bonds to: (1) purchase mortgage collateral from RMC, (2) purchase mortgage collateral from other homebuilders or financial institutions and (3) fund loans secured by mortgage collateral to limited-purpose subsidiaries of homebuilders or financial institutions participating in the issuance of the bonds. The bonds are structured such that the cash flows from the underlying mortgage collateral will be sufficient to satisfy the bond obligations. As of December 31, 1996, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

In addition, the Company uses its shelf registration to issue bonds on behalf of other companies. As of December 31, 1996, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the consolidated financial statements of the Company since the issuance of these bonds has been accounted for as a sale of the associated mortgage collateral in accordance with generally accepted accounting principles. The Company has relinquished all risks and rewards relating to the bonds payable and associated mortgage collateral. The Company has elected to treat 49 series of these bonds as real estate mortgage investment conduits for tax purposes. During the years ended December 31, 1996 and 1995, the Company did not issue any bonds.

The bonds were reduced during the year for payments and prepayments on the underlying mortgage collateral. A bond series or a class within certain series may be redeemed at par at the earlier of the date specified in the Indenture or when the outstanding collateral value of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. During the year ended December 31, 1996, certain classes within each of 21 series totaling $276.5 million were redeemed. During the year ended December 31, 1995, certain classes within each of 8 series totaling $58.1 million were redeemed.

RESULTS OF OPERATIONS

For the years ended December 31, 1996, 1995 and 1994, revenues consisted primarily of interest on mortgage collateral subject to the bond indebtedness and amortization of deferred items, and totalled $35,469, $44,557 and $58,142, respectively. The amount of revenues reported during each period depends primarily upon the amount of mortgage collateral outstanding during each such period, the related prepayment rates and the interest rates on such mortgage collateral. The Company's average net investment in mortgage collateral (excluding funds held by trustee) and the average effective rate of interest income are as follows (dollars in thousands):

                                  1996             1995             1994
                             ------------------------------------------------
Average net investment in
  mortgage collateral           $357,445         $468,072         $575,126

Average effective interest
  rate                           9.68%            9.40%             9.92%


Expenses for the years ended December 31, 1996, 1995 and 1994 consisted primarily of interest on the Company's outstanding bonds and amortization of deferred costs, and totaled $35,469, $44,546 and $58,062, respectively. The amount of expenses reported during each period depends primarily upon the amount of bonds outstanding during each such period and the interest rates on such bonds. The Company's average debt outstanding and average cost of borrowings are as follows (dollars in thousands):

                                  1996             1995             1994
                             ------------------------------------------------
Average debt outstanding        $370,658         $477,155         $610,622

Average cost of borrowings       9.41%            9.22%             9.35%


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

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1996 and 1995, cash deposits of $.2 million were maintained by RMC.

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

December 31, 1996

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

REPORT OF INDEPENDENT AUDITORS



Board of Directors
Ryland Acceptance Corporation Four

We have audited the accompanying consolidated balance sheets of Ryland Acceptance Corporation Four (a wholly owned subsidiary of LPS Holdings Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryland Acceptance Corporation Four and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP
                                       ---------------------



January 31, 1997

CONSOLIDATED BALANCE SHEETS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31 (dollars in thousands)

ASSETS                                            1996                1995
                                         ----------------------------------
Collateral for bonds payable:
   Mortgage-backed securities
      held-to-maturity, less discounts
      of $1,356 and $1,263                   $     90,886         $    110,007
   Mortgage-backed securities
      available-for-sale                           29,187               47,846
   Mortgage loans receivable,
      less discounts of $1,494 and $1,929          50,327               66,685
Notes receivable,
      less discounts of $3,696 and $4,904         127,961              199,102
   Funds held by trustee                           15,668               26,231
                                            -------------        -------------
                                                  314,029              449,871
Cash                                                  298                   11
Other assets                                        2,957                4,318
                                            -------------        -------------
                                             $    317,284         $    454,200
                                            =============        =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Bonds payable, less discounts
   of $4,779 and $6,662                      $    305,785         $    437,376
Due to affiliate                                    2,421                3,209
Other liabilities                                   8,192               12,385
                                            -------------        -------------
                                                  316,398              452,970
                                            -------------        -------------
STOCKHOLDER'S EQUITY
Common stock, $1.00 par value;
   10,000 shares authorized,
   issued and outstanding                              10                   10
Retained earnings                                       7                    7
Net unrealized gain on mortgage-backed
   securities available-for-sale
   (net of taxes of $579 and $809)                    869                1,213
                                            -------------        -------------
                                                      886                1,230
                                            -------------        -------------
                                             $    317,284         $    454,200
                                            =============        =============








See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31 (dollars in thousands)

                              1996               1995               1994
                           -------------------------------------------------
REVENUES

Interest                    $    35,131       $    44,647       $    58,088
Other                               338              (90)                54
                           ------------      ------------      ------------
                                 35,469            44,557            58,142
                           ------------      ------------      ------------

EXPENSES

Interest                         35,165            44,436            57,578
Other                               304               110               484
                           ------------      ------------      ------------
                                 35,469      	      44,546            58,062
                           ------------      ------------      ------------

EARNINGS BEFORE INCOME
   TAXES                              -                11                80

Income taxes                          -                 4                32
                           ------------      ------------      ------------

NET EARNINGS                $         -       $         7       $        48
                           ============      ============      ============



























See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31, 1996, 1995 and 1994  (dollars in thousands)

                                                      Net
                                                   Unrealized
                                                    Gain on
                                                      MBS           Total
                          Common      Retained     Available-   Stockholder's
                           Stock      Earnings      for-Sale        Equity
                        -----------------------------------------------------
Balance at
  December 31, 1993           10            -             -              10

Net earnings                               48                            48
Common stock dividends                    (48)                          (48)
                        -----------------------------------------------------

Balance at
  December 31, 1994           10            -             -              10
                        -----------------------------------------------------

Net earnings                                7                             7
Increase in net
  unrealized gain on
  MBS available-for-sale
  (net of taxes of $809)                              1,213           1,213
                        -----------------------------------------------------

Balance at
  December 31, 1995      $    10      $     7       $ 1,213         $ 1,230

Net earnings                                -                             -
Decrease in net
  unrealized gain on
  MBS available-for-sale
  (net of taxes of $230)                               (344)           (344)
                       -----------------------------------------------------
Balance at
  December 31, 1996      $    10      $     7       $   869          $  886
                       =====================================================















See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

Year Ended December 31 (dollars in thousands)

                                              1996          1995         1994
                                           -----------------------------------
Cash flows from operating activities:
  Net earnings                              $    -       $     7      $    48
  Adjustments to reconcile net earnings to
    net cash used for operating activities:
  Amortization:
    Deferred financing costs                   243            94          381
    Discounts on bonds payable               1,883         1,200        3,562
     Discounts on collateral for
       bonds payable                        (1,730)       (1,263)      (3,858)
  Net decrease in other assets, other
     liabilities and amounts due
     to affiliate                           (4,453)       (2,513)      (8,342)
                                            -------       -------      -------
Net cash used for operating activities      (4,057)       (2,475)      (8,209)
                                            -------       -------      -------
Cash flows from investing activities:
  Additions to other collateral for
     bonds payable                                -             -     (13,101)
  Principal reduction on mortgage-backed
      securities - available for sale        30,631
  Principal reduction on mortgage-backed
    securities - held-to-maturity           19,816        24,184      86,211
  Principal reduction on other collateral
     for bonds payable                      76,808        57,039     155,277
  Decrease (increase) in funds held
     by trustee                             10,563        (1,067)     69,572
                                           -------       -------     -------
Net cash provided by investing activities  137,818        80,156     297,959
Cash flows from financing activities:
  Additions to bonds payable                     -             -      12,774
  Reductions of bonds payable             (141,790)      (88,842)   (315,492)
Principal accretion on bonds payable         8,316        11,136      12,955
  Dividends paid                                 -             -         (48)
                                           -------       -------     -------
Net cash used for financing activities    (133,474)      (77,706)   (289,811)
                                           -------       -------    -------
Net increase (decrease) in cash                287           (25)        (61)
Cash at beginning of year                       11            36          97
                                           -------       -------     -------
CASH AT END OF YEAR                       $    298      $     11          36
                                          ========      ========    ========
Supplemental disclosures:
Cash paid during the year for interest    $ 35,772      $ 44,531     60,363
                                          ========      ========    ========






See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


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

December 31, 1996 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Collateral for Bonds Payable (Continued)

Funds held by trustee represent payments on mortgage collateral and reinvestment earnings on such funds which have not been applied to pay principal and interest on the bonds. These funds are restricted to assure payment in accordance with the Trust Indenture ("the Indenture").

The mortgage collateral securing the bonds may include mortgage loans that are delinquent or non-performing, and real estate owned ("REO") properties. At December 31, 1996, Mortgage loans receivable and Notes receivable include 109 loans in the amount of $10.3 million that are delinquent, non-performing, or REO properties. At December 31, 1995, Mortgage loans receivable and Notes receivable include 145 loans in the amount of $14.2 million that are delinquent, non-performing, or REO properties. Reserves for these loans have not been established as any anticipated losses would be covered by primary mortgage insurance, hazard insurance, mortgagor bankruptcy insurance or mortgage pool insurance policies. Since the Company's inception, the Company has recovered $22.3 million from pool insurance which represents less than 1% of the initial total principal balance of mortgage loans. At December 31, 1996, $256.9 million or 92% of the initial pool insurance coverage remains available for future potential losses. Management believes that this coverage is adequate. As of December 31, 1996, the pool insurer has been rated AAA by a nationally recognized statistical rating agency.

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

December 31, 1996 (dollars in thousands)


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

Management determines the appropriate classification of mortgage backed securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company has classified its investments in mortgage-backed securities as held-to-maturity and available-for-sale. Securities classified as held-to-maturity are accounted for at amoritized cost. Securities classified as available-for-sale are measured at fair market value with market value changes, net of tax, reflected as a component of stockholder's equity. These fair values cannot be realized unless the corresponding bonds payable are redeemed in accordance with the Indenture.

In November 1995, the Financial Accounting Standards Board issued Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", as an aid in understanding and implementing Statement 115. The effect of adopting this implementation guidance as of December 31, 1995 resulted in the reclassification of $45,825 of mortgage backed securities from the held-to-maturity classification to the available-for-sale classification. The related unrealized gain recorded in stockholder's equity totaled $1,213, net of deferred taxes of $809. Restatement of prior periods to reflect the effects of initially adopting this implementation guidance is not permitted.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The following is a summary of available-for sale and held-to-maturity securities as of:

                     Amortized      Unrealized      Unrealized     Estimated
                    Gross Cost      Gross Gains        Losses     Fair Value
December 31, 1996
Available-for-sale    $ 27,740        $ 1,447         $    -        $ 29,187
Held-to-maturity        90,886          5,925             17        $ 96,794
                      --------        -------         ------        --------
      Totals          $118,626        $ 7,372         $   17        $125,981
                      ========        =======         ======        ========
December 31, 1995
 Available-for-sale   $45,824         $ 2,022         $    -        $ 47,846
 Held-to-maturity     110,007           8,754              -         118,761
                     --------         -------         ------        --------
      Totals         $155,831         $10,776         $    -        $166,607
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

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE B--FAIR VALUES OF FINANCIAL INSTRUMENTS - (CONTINUED)

The estimated fair values of the company's financial instruments are as follows:

                                                   December 31,

                                           1996                    1995
                                ----------------------------------------------
                                                 Fair                    Fair
                                   Carrying     Market     Carrying     Market
                                    Value       Value        Value      Value
                                ----------------------------------------------
Assets:
Cash                                 $298        $298         $11         $11
Mortgage-backed securities
  held-to-maturity                 90,886      96,794     110,007     118,761
Mortgage-backed securities
  available-for-sale               29,187      29,187      47,846      47,846
Mortgage loans receivable          50,327      54,461      66,685      71,596
Notes receivable                  127,961     137,742     199,102     214,495
Funds held by trustee              15,668      15,668      26,231      26,231

Liabilities:
Bonds payable                     305,785     329,674     437,376     471,906

The company used the following methods and assumptions in estmating fair values:

Cash:  The carrying amounts of cash approximate fair values.

Mortgage-backed securities and mortgage loans receivable: Fair values are estimated using quoted market prices for similar certificates, loans or securities.

Notes receivable: Fair values are estimated using quoted market prices for securities comparable to those that collateralize the notes receivable.

Funds held by trustee: The carrying amounts of funds held by trustee approximate fair values.

Bonds payable: Fair values are estimated using quoted market prices of comparable securities.

These fair values cannot be realized unless the corresponding bonds payable are redeemed in accordance with the Indenture. As more fully described in Note C, the bonds can be redeemed before maturity by the Company only under certain prescribed conditions.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE C--BONDS PAYABLE

Bonds payable represent mortgage-backed bond series issued by the Company. Neither Ryland, nor any affiliated entities have guaranteed, nor are they otherwise obligated, with respect to these bond issues.

At December 31, 1996 and 1995, mortgage-backed bond series consisted of series with various classes maturing in the years 2006 through 2019. Payments are made on a periodic basis as a result of, and in amounts related to, corresponding payments received on the underlying mortgage collateral. Also, additional payments of the bonds may occur prior to maturity in accordance with certain provisions of the Indenture and related Series Supplements between the Company and the Trustee. At December 31, 1996 and 1995, the classes of each series of bonds bear interest at fixed rates ranging from 7.25% to 12.625%.

Under certain provisions of the Indenture, a bond series or a class within certain series may be redeemed at par prior to the stated maturity date. The redemption may take place at the earlier of specified dates or when the outstanding collateral value (as defined in the Indenture) of the mortgage securities securing the bond series or class is less than or equal to a specified percentage of the initial collateral value of such securities. Certain classes within each of 21 series totaling $276.5 million were redeemed in 1996 and certain classes within each of 8 series totaling $58.1 million were redeemed in 1995.

The Company uses its shelf registration to issue bonds on behalf of other companies. As of December 31, 1996, the Company had issued 56 series of bonds under these arrangements. These bonds and the associated mortgage collateral are excluded from the financial statements of the Company since these transactions have been accounted for as sales of the associated mortgage collateral in accordance with generally accepted accounting principles. The outstanding principal balance at December 31, 1996 and 1995, of bonds issued by the Company which is not included in the accompanying financial statements is $1.5 billion and $2 billion, respectively. During the years ended December 31, 1996 and 1995, the Company did not issue any bonds.

At December 31, 1996, the Company had $626.2 million of collateralized mortgage bonds remaining for issuance under a registration statement filed with the Securities and Exchange Commission.

Also included in bonds payable at December 31, 1996 and 1995 are funding notes payable totaling $.3 million and $.9 million which represent BAC's participation in bond series issued by an unaffiliated entity.

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE D--TRANSACTIONS WITH AFFILIATED COMPANIES

The Company records various intercompany transactions with affiliates and Ryland. These transactions include ongoing charges related to the outstanding bonds. The amount of these charges for the year ended December 31, 1996 was $.2 million recorded in interest revenue and $.3 million recorded in other revenue. The amount of these charges for the years ended December 31, 1995 and 1994 was $.2 million and $.4 million, of which $.3 million and $.3 million is recorded in interest revenue and ($.1) million and $.1 million is recorded in other revenue, respectively.

The Company is charged a finance charge which is based on the average outstanding balance of advances made by Ryland and RMC. The amount of finance charge, which has been recorded in interest expense, is $.2 million for the year ended December 31, 1996 and $.3 million for each of the years ended December 31, 1995 and 1994. Interest is calculated at approximate market rates. The carrying values of Due to affiliate were $2,421 and $3,209 at December 31, 1996 and 1995, respectively.

Included in bonds payable are amounts which RMC holds totaling $98,895 and $72,704 at December 31, 1996 and 1995, respectively. Interest incurred on the bonds payable amounted to $7,858 and $7,380 in 1996 and 1995, respectively.

An affiliate performed the administration function through June 30, 1995 for the bonds issued under the Company's shelf registration statement. The business was sold as of June 30, 1995 but continues to provide these functions as an unaffiliated entity. There were no payable balances related to administration fees to affiliated companies at December 31, 1996 or 1995.

In addition, an affiliate performs the loan servicing function for certain mortgage loans collateralizing the bonds. All fees and related expenses in connection with these services are recorded in the affiliates' financial statements.

During 1991, RMC assumed the Company's obligation to maintain cash deposits with the Trustee for mortgagor bankruptcy risk associated with the mortgage collateral. At December 31, 1996 and 1995, cash deposits of $.2 million were maintained by RMC.


NOTE E--INCOME TAXES

The Company accounts for its income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 , "Accounting for Income Taxes" (FAS 109).

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE E--INCOME TAXES - (CONTINUED)

Under the liability method, the deferred tax liability (asset) is determined based on enacted tax rates and is subsequently adjusted for changes in tax rates. A change in the deferred tax liability (asset) results in a charge or credit to deferred tax expense. The Company's provision for income taxes for the years ended December 31, is summarized as follows:

                                1996                1995                1994
                        ------------------------------------------------------
Current:
  Federal                    $  (50)             $  (85)             $  (30)
  State                         (10)                (18)                 (8)
                             -------             -------             ------
Total current                   (60)               (103)                (38)
                             =======             =======             ======

Deferred:
  Federal                        50                  88                  58
  State                          10                  19                  12
                             ------              ------              ------
Total deferred                   60                 107                  70
                             ------              ------              ------
Total provision               $   -               $   4               $  32
                             ======              ======              ======

The actual income tax rate differs from the statutory federal income tax rate as follows:

                                1996                1995                1994
                          ---------------------------------------------------
Statutory federal rate           35%                 35%                 35%
Increases (reductions):
State taxes                       5                   5                   5
                                ----                ----                ----
Total actual income tax rate     40%                 40%                 40%
                                ====                ====                ====

RYLAND ACCEPTANCE CORPORATION FOUR AND SUBSIDIARIES

December 31, 1996 (dollars in thousands)


NOTE E--INCOME TAXES - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of December 31, 1996 and December 31, 1995 are as follows (in thousands):

                                    12/31/96           12/31/95
                                    ---------------------------
Deferred tax assets:
  Bond issuance discounts             $307               $367
                                    ------             ------
Total deferred tax assets              307                367
                                    ------             ------
Deferred tax liability:
  Unrealized excess market value    $(579)              $(809)
                                    -----               -----
Total deferred tax liabilities       (579)               (809)
                                    ------              -----
Net deferred tax liability          $(272)              $(442)
                                    ======              =====

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


                                   PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a)(1) Consolidated Financial Statements.

         The following financial statements are included in Part II, Item 8:

         Report of Independent Auditors

                Consolidated Balance Sheets-December 31, 1996 and 1995 Consolidated Statements of Earnings-Years ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Stockholder's Equity - Years ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

        4.27    (Reserved)

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

        4.43    (Reserved)

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

        4.81    (Reserved)

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


RYLAND ACCEPTANCE CORPORATION FOUR


                              By:   /s/ Michael C. Brown
                                    ------------------------------------
                                    Michael C. Brown, President

                                    Dated:  March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Michael C. Brown
                                    ------------------------------------
                                    Michael C. Brown,
                                    President

                                    Dated:  March 26, 1997

                                    /s/ Patricia S. Gloth
                                    ------------------------------------
                                    Patricia S. Gloth,
                                    Vice-President, Financial Operations

                                    Dated:  March 26, 1997


Sole Director of the Corporation:

                             By:   /s/ Michael C. Brown
                                   ------------------------------------
                                   Michael C. Brown,
                                   Director

                                   Dated:  March 26, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:




Pursuant to the Registrant's Trust Indenture, the Registrant must furnish all Holders of bonds of a series an Annual Report within 120 days of the Registrant's year end. The Annual Report to bondholders for the year ended December 31, 1996 will be furnished to the bondholders subsequent to the filing of this Annual report on Form 10-K. The Registrant does not provide its security holders with proxy statements or other proxy soliciting material.

INDEX OF EXHIBITS:

                                                                PAGE OF
                                                              SEQUENTIALLY
                                                             NUMBERED PAGES

24.1     Consent of Ernst & Young LLP, Independent Auditors         59

27.1     Financial Data Schedule                                    60

EXHIBIT 24.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-39357) of Ryland Acceptance Corporation Four and in the related Prospectus of our report dated January 31, 1997, with respect to the consolidated financial statements of Ryland Acceptance Corporation Four included in this Annual Report (Form 10-K) for the year ended December 31, 1996.


                                       /s/ Ernst & Young LLP
                                       ---------------------



Baltimore, Maryland
March 26, 1997


60